Form 10-Q
period 2021-03-31
Longview Acquisition Corp. II
filed 2021-07-06
CIK 1832300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40242

LONGVIEW ACQUISITION CORP. II
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3650296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, 44th Floor
New York, NY 10153
(Address of principal executive offices, including zip code)

(212) 812-4700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fifth of one redeemable Warrant	LGV.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	LGV	The New York Stock Exchange
Redeemable Warrants, each whole Warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	LGV WS	The New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021, there were 69,000,000 shares of Class A common stock, $0.0001 par value and 17,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LONGVIEW ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$770,726	$24,981
Prepaid expenses	614,569	—
Total Current Assets	1,385,295	24,981

Deferred offering costs	—	84,000
Cash and marketable securities held in Trust Account	690,000,051	—
TOTAL ASSETS	$691,385,346	$108,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$31,950	$1,500
Accrued offering costs	32,450	84,000
Total Current Liabilities	64,400	85,500

Warrant Liabilities	33,726,000	—
Forward Purchase Agreement Liabilities	10,052,180	—
Deferred underwriting fee payable	22,225,000	—
Total Liabilities	66,067,580	85,500

Commitments and Contingencies

Class A common stock subject to possible redemption 69,000,000 and no shares at $10.00 per share	689,994,550	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no shares issued and outstanding (excluding 69,000,000 and no shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 17,250,000 shares issued and outstanding at March 31, 2021 and December 31, 2020	1,725	1,725
Additional paid-in capital	—	23,275
Accumulated deficit	(64,678,509)	(1,519)
Total Stockholders’ Equity (Deficit)	(64,676,784)	23,481
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$691,385,346	$108,981

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Formation and operational costs	$61,198
Loss from operations	(61,198)

Other income (expense):
Change in fair value of warrant liabilities	(530,000)
Change in fair value of FPA liabilities	(149,223)
Initial classification of FPA liabilities	(9,902,957)
Transaction costs allocated to warrant liabilities	(1,001,129)
Interest earned on marketable securities held in Trust Account	51
Other expenses, net	(11,583,258)

Net loss	$(11,644,456)

Weighted average shares outstanding, Class A redeemable common stock	69,000,000

Basic and diluted net income per share, Class A redeemable common stock	$—

Weighted average shares outstanding, Class B non-redeemable common stock	15,200,000

Basic and diluted net loss per share, Class B non-redeemable common stock	$(0.77)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	17,250,000	$1,725	$23,275	$(1,519)	$23,481

Sale of 69,000,000 Units, net of underwriting discounts, initial value of public warrants and other offering costs	69,000,000	6,900	—	—	636,245,841	—	636,252,741

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	686,000	—	686,000

Class A common stock subject to possible redemption	(69,000,000)	(6,900)	—	—	(636,955,116)	(53,032,534)	(689,994,550)

Net loss	—	—	—	—	—	(11,644,456)	(11,644,456)

Balance – March 31, 2021 (unaudited)	—	$—	17,250,000	$1,725	$—	$(64,678,509)	$(64,676,784)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(11,644,456)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(51)
Change in fair value of warrant liabilities	530,000
Change in fair value of FPA liabilities	149,223
Initial classification of FPA liabilities	9,902,957
Transaction costs allocated to warrant liabilities	1,001,129
Changes in operating assets and liabilities:
Prepaid expenses	(614,569)
Accounts payable and accrued expenses	30,450
Net cash used in operating activities	(645,317)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	677,300,000
Proceeds from sale of Private Placements Warrants	14,700,000
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(608,938)
Net cash provided by financing activities	691,391,062

Net Change in Cash	745,745
Cash – Beginning of period	24,981
Cash – End of period	$770,726

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$32,450
Initial classification of Class A common stock subject to possible redemption	$690,000,000
Change in value of Class A common stock subject to possible redemption	$(5,450)
Deferred underwriting fee payable	$22,225,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Longview Acquisition Corp. II (the “Company”) is a blank check company that was incorporated in Delaware on October 23, 2020. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from October 23, 2020 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 18, 2021. On March 23, 2021, the Company consummated the Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,800,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Longview Investors II LLC (the “Sponsor”), generating gross proceeds of $14,700,000, which is described in Note 5.

Transaction costs amounted to $35,566,388, consisting of $12,700,000 of underwriting fees, $22,225,000 of deferred underwriting fees and $641,388 of other offering costs.

Following the closing of the Initial Public Offering on March 23, 2021, an amount of $690,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund, which invests only in direct U.S government treasury obligations, selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the distribution of the Trust Account, as described below.

Substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination, and the Company’s management has broad discretion to identify targets for such a potential Business Combination and over the specific application of the funds held in the Trust Account (as defined below) if and when such funds are properly released from the Trust Account. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more operating businesses or assets that together have an aggregate fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the Company’s signing a definitive agreement in connection with its initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination and not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Initial transaction or do not vote at all.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company will have until March 23, 2023, or such later date as a result of a stockholder vote to amend the Amended and Restated Certificate of Incorporation, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes (less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENT

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

In accordance with ASC Topic 340, “Other Assets and Deferred Costs,” as a result of the classification of the warrants as derivative liabilities, the Company expensed a portion of the offering costs originally recorded as a reduction in equity. The portion of offering costs that was expensed was determined based on the relative fair value of the Public Warrants and Class A common stock included in the Units.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statement as of March 23, 2021. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

	As Previously Reported	Adjustments	As Revised

Balance sheet as of March 23, 2021 (audited)
Warrant liabilities	$—	$33,196,000	$33,196,000
Forward Purchase Agreement liabilities	—	9,902,957	9,902,957
Total liabilities	22,917,131	43,098,957	66,016,088
Class A Common Stock Subject to Possible Redemption	664,156,500	25,843,500	690,000,000
Class A Common Stock	258	(258)	—
Additional Paid-in Capital	5,000,129	(5,000,129)	—
Accumulated Deficit	(2,109)	(63,942,070)	(63,944,179)

Number of shares subject to redemption	66,415,650	2,584,350	69,000,000

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering dated March 18, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $770,726 in cash and no cash equivalents held outside the Trust Account as of March 31, 2021.

Cash and Marketable Securities Held in Trust Account

At March 31, 2021, the majority of the assets held in the Trust Account were held in US Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $34,846,538 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $1,001,129 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 69,000,000 shares of Class A common stock subject to possible redemption at March 31, 2021 are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPA (as defined in Note 6) in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants has been estimated using a Monte Carlo simulation. The Private Placement Warrants and FPA are valued using a Modified Black Scholes Option Pricing Model.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2021, the Company had a deferred tax asset of approximately $13,000, which had a full valuation allowance recorded against it.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2021, was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), the change in fair value of the warrants, and transactions costs incurred in connection with the warrant liabilities which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Share of Common Stock

Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of Warrants sold in the Initial Public Offering and private placement to purchase 23,600,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of loss per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per share of common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net loss per share of common stock (in dollars, except per share amounts):

Three Months Ended March 31,
2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$51
Less: income available to pay franchise and income taxes	(51)
Net Earnings	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	69,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—

Non-Redeemable Class A and B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings	(11,644,456)
Net Loss	$(51)
Non-Redeemable Net Loss	$(11,644,507)
Denominator: Weighted Average Non-Redeemable Class A and B Common Stock
Non-Redeemable Class A and B Common Stock, Basic and Diluted (1)	15,200,000
Loss/Basic and Diluted Non-Redeemable Class A and B Common Stock	$(0.77)

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issues, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's condensed financial statements.

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 69,000,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-fifth of one warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 9,800,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $14,700,000. Each Private Placement Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

On November 18, 2020, the Sponsor purchased 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On January 22, 2021, the Company effected a stock dividend of 11,500,000 shares with respect to the Founder Shares and on March 18, 2021, the Company effected a stock dividend of 2,875,000 shares with respect to the Founder Shares, resulting in an aggregate of 17,250,000 Founder Shares issued and outstanding. In January 2021, the Sponsor transferred 25,000 Founder Shares to each of the Company’s then-director nominees, for a total of 75,000 Founder Shares transferred. The Founder Shares included an aggregate of up to 2,250,000 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares are currently subject to forfeiture.

The Sponsor has agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier of (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the public stockholders having the right to exchange their shares of Class A common stock for cash, securities or other property.

Promissory Note — Related Party

On November 18, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of September 30, 2021 or the consummation of the Initial Public Offering. As of March 23, 2021, there was $300,000 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $300,000 was repaid on March 26, 2021.

Administrative Support Agreement

The Company agreed, commencing on the March 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative and support services.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Forward Purchase Agreement

On March 18, 2021, the Company entered into a forward purchase agreement (“FPA”) pursuant to which the forward purchase investors will agree to subscribe for an aggregate of up to 10,000,000 units, at a purchase price of $10.00 per unit, or up to $100,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial business combination. The forward purchase investors will determine in their sole discretion the specific number of forward purchase units they will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one share of Class A common stock and one-fifth of one redeemable warrant. The terms of the forward purchase units will generally be identical to the terms of the units being issued in this offering.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company entered into a loan agreement with the Sponsor on March 18, 2021 that provides for borrowings of up to $2,000,000 (the “Sponsor Loan”). The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Sponsor Loan, the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the Sponsor Loan, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the Working Capital Loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on March 18, 2021, holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issued or issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) and certain security holders holding public shares will be entitled to registration rights requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit (except with respect to units purchased by funds affiliated with Glenview Capital Management, LLC and an investment vehicle controlled by individuals affiliated with Glenview Capital Management, LLC), or $22,225,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 69,000,000 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company determined the Class A common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the FPA, it was concluded that the redemption value should include all shares of Class A common stock resulting in the Class A common stock subject to possible redemption being equal to $690,000,000 adjusted for franchise and income taxes. This resulted in a measurement adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2021 and December 31, 2020, there were 17,250,000 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, including pursuant to a specified future issuance, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance, including a specified future issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination, including the forward purchase shares (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination and any Private Placement Warrants issued to the Sponsor, an affiliate of the Sponsor or any of the Company’s officers or directors.

NOTE 9. WARRANTS

Warrants — As of March 31, 2021, there were 13,800,000 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement registering the issuance, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;
•	at a price of $0.01 per Public Warrant;
•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

If and when the warrants become redeemable by the Company, it may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described below with respect to the Private Placement Warrants):

•	in whole and not in part;
•
at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares, based on the redemption date and the fair market value of the Class A common stock except as otherwise described below;

•
if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 10 trading days within the 20-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the last reported sale price of the Class A common stock for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The exercise price and number of shares of Class A common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.

In addition, if (x) the Company, other than in connection with its forward purchase agreement, issues additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates a Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described above will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

At March 31, 2021, there were 9,800,000 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 5). Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2021, assets held in the Trust Account were comprised of $775 in cash and $689,999,276 in U.S. Treasury securities. During the three months ended March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
March 31, 2021	U.S. Treasury Securities (Mature on 6/24/2021)	1	$689,999,276	$8,023	$690,007,299

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021
Liabilities:
Warrant Liability – Public Warrants	3	$19,320,000
Warrant Liability – Private Placement Warrants	3	$14,406,000
FPA Liability	3	$10,052,180

The Warrants and FPA were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2021 condensed balance sheet. The warrant liabilities and FPA liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Company established the fair value of the Public Warrants using a Monte Carlo simulation. The Private Placement Warrants and FPA are valued using a Modified Black Scholes Option Pricing Model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-fifth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The Warrants and FPA are classified as Level 3 due to the use of unobservable inputs. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The key inputs into the Level 3 fair value measurements were as follows:

Input	March 31, 2021	March 23, 2021 (Initial Measurement)
Risk-free interest rate - warrants	1.28%	1.18%
Risk-free interest rate - FPA	0.12%	0.12%
Remaining term - warrants	6.50	6.53
Remaining term - FPA	1.50	1.52
Expected volatility	20.0%	20.0%
Exercise price	$11.50	$11.50
Stock Price	$9.76	$9.72

The following table presents the changes in the fair value of warrant and FPA liabilities:

	Private Placement	Public	FPA
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 23, 2021 (IPO)	14,014,000	19,182,000	9,902,957
Change in valuation inputs or other assumptions	392,000	138,000	149,223
Fair value as of March 31, 2021	$14,406,000	$19,320,000	$10,052,180

For the period ended March 31, 2021 there were no transfers between levels of the fair value hierarchy.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Longview Acquisition Corp. II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Longview Investors II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 23, 2020 for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 23, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $11,644,456, which consists of operating costs of $69,198, transaction costs allocated to warrant liabilities of $1,001,129, initial classification of FPA liabilities of $9,902,957, change in fair value of warrant liabilities of $530,000 and change in fair value of FPA liabilities of $149,223, offset by interest earned on marketable securities held in the Trust Account of $51.

Liquidity and Capital Resources

On March 23, 2021, we consummated the Initial Public Offering of 69,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000, which is described in Note 3 to our condensed financial statements. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,800,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $14,700,000, which is described in Note 5 to our condensed financial statements.

Following the Initial Public Offering, the full exercise of the underwriters’ over-allotment option, and the sale of the Private Placement Warrants, a total of $690,000,000 was placed in the Trust Account. We incurred $35,566,388 in Initial Public Offering related costs, including $12,700,000 of underwriting fees, $22,225,000 of deferred underwriting fees and $641,388 of other costs.

For the three months ended March 31, 2021, cash used in operating activities was $645,317. Net loss of $11,644,456 was affected by interest earned on marketable securities held in the Trust Account of $51, change in fair value of warrant liabilities of $530,000, change in fair value of FPA liabilities of $149,223, initial classification of FPA liabilities of $9,902,957 and transaction costs allocated to warrant liabilities of $1,001,129. Changes in operating assets and liabilities used $584,119 of cash for operating activities.

As of March 31, 2021, we had marketable securities held in the Trust Account of $690,000,051 (including approximately $51 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2021, we have not withdrawn any interest earned from the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $770,726. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We are party to a loan agreement with our Sponsor pursuant to which we may borrow up to $2,000,000 in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative and support services. We began incurring these fees on March 18, 2021 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit (except with respect to units purchased by funds affiliated with Glenview Capital Management, LLC and an investment vehicle controlled by individuals affiliated with Glenview Capital Management, LLC), or $22,225,000 in the aggregate. The deferred fee will be forfeited by the underwriters solely in the event that the Company fails to complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant and FPA Liabilities

The Company accounts for the Warrants and Forward Purchase Agreement (“FPA”) (see Note 6) in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statement of operations. The fair value of the Public Warrants has been estimated using a Monte Carlo simulation. The Private Placement Warrants and FPA are valued using a Modified Black Scholes Option Pricing Model.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of our condensed balance sheets.

Net Income (Loss) Per Share of Common Stock

We apply the two-class method in calculating earnings per share. Net income per share of common stock, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per share of common stock, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period presented.

Recent Accounting Standards

In August 2020, FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issues, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company's condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants and FPA as described in the Note 2 to the financial statements included in this Quarterly Report, our disclosure controls and procedures were not effective as of March 31, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the Company’s Warrants and FPA as components of equity instead of as liabilities, as well as the related determination of the fair value of warrant liabilities, additional paid-in capital and accumulated deficit, and related financial disclosures, the Company intends to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the Warrants and FPA on a quarterly basis.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The information to be reported under this Item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 23, 2021, we consummated the Initial Public Offering of 69,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $690,000,000. UBS Securities LLC and Cowen and Company, LLC acted as book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-252594 and 333-254478). The Securities and Exchange Commission declared the registration statements effective on March 18, 2021.

Simultaneous with the consummation of the Initial Public Offering, the Sponsor consummated the private placement of an aggregate of 9,800,000 Warrants at a price of $1.50 per Private Placement Warrant, generating total proceeds of $14,700,000. . Each whole Private Warrant is exercisable to purchase one share of common stock at an exercise price of $11.50 per share. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Warrants, an aggregate of $690,000,000 was placed in the Trust Account.

We paid a total of $12,700,000 in underwriting discounts and commissions and $641,388 for other costs and expenses related to the Initial Public Offering.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1
Underwriting Agreement dated March 18, 2021, between the Company and UBS Securities LLC and Cowen and Company, LLC, as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))
4.1
Warrant Agreement between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))

10.1
Private Placement Warrants Purchase Agreement, dated March 18, 2021, between the Company and Longview Investors II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))

10.2
Investment Management Trust Account Agreement, dated March 18, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))

10.3
Registration Rights Agreement, dated March 18, 2021, between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))

10.4
Letter Agreement, dated March 18, 2021, between the Company, Longview Investors II LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))

10.5
Administrative Services Agreement, dated March 18, 2021, between the Company and Glenview Capital Management, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))

10.6
Form of Indemnity Agreement, dated March 18, 2021, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))

10.7
Forward Purchase Agreement, dated March 18, 2021, among the Company, Glenview Capital Management, LLC and the Purchasers party thereto (incorporated by reference to Exhibit 10/7 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))

10.8
Loan Agreement, dated March 18, 2021, by and between the Registrant and Longview Investors II LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242))

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 24, 2021 and incorporated by reference herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LONGVIEW ACQUISITION CORP. II

Date: July 6, 2021	By:	/s/ John Rodin
	Name:	John Rodin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 6, 2021	By:	/s/ Mark Horowitz
	Name:	Mark Horowitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)