Form 10-Q
period 2021-06-30
Longview Acquisition Corp. II
filed 2021-08-16
CIK 1832300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 69,000,000 shares of Class A common stock, $0.0001 par value and 17,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LONGVIEW ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$137,731	$24,981
Prepaid expenses	528,049	—
Total Current Assets	665,780	24,981

Deferred offering costs	—	84,000
Investments held in Trust Account	690,032,607	—
TOTAL ASSETS	$690,698,387	$108,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$332,063	$1,500
Accrued offering costs	17,000	84,000
Total Current Liabilities	349,063	85,500

Warrant Liabilities	32,332,000	—
Forward Purchase Agreement Liabilities	6,856,746	—
Deferred underwriting fee payable	22,225,000	—
Total Liabilities	61,762,809	85,500

Commitments and Contingencies

Class A common stock subject to possible redemption 69,000,000 and no shares at $10.00 per share	690,000,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no shares issued and outstanding (excluding 69,000,000 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 17,250,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	1,725	1,725
Additional paid-in capital	—	23,275
Accumulated deficit	(61,066,147)	(1,519)
Total Stockholders’ Equity (Deficit)	(61,064,422)	23,481
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$690,698,387	$108,981

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021

Operating and formation costs	$1,004,178	$1,065,376
Loss from operations	(1,004,178)	(1,065,376)

Other income (expense):
Change in fair value of warrant liabilities	1,394,000	864,000
Change in fair value of FPA liabilities	3,195,434	3,046,211
Initial classification of FPA liabilities	—	(9,902,957)
Transaction costs allocated to warrant liabilities	—	(1,001,129)
Interest earned on investments held Trust Account	32,556	32,607
Total other income (expenses), net	4,621,990	(6,961,268)

Net income (loss)	$3,617,812	$(8,026,644)

Weighted average shares outstanding, Class A redeemable common stock	69,000,000	69,000,000

Basic and diluted net income per share, Class A redeemable common stock	$0.00	$0.00

Weighted average shares outstanding, Class B non-redeemable common stock	17,250,000	16,230,663

Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.21	$(0.49)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — January 1, 2021	—	$—	17,250,000	$1,725	$23,275	$(1,519)	$23,481

Sale of 69,000,000 Units, net of underwriting discounts, initial value of public warrants and other offering costs	69,000,000	6,900	—	—	636,245,841	—	636,252,741

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	686,000	—	686,000

Class A common stock subject to possible redemption	(69,000,000)	(6,900)	—	—	(636,955,116)	(53,032,534)	(689,994,550)

Net loss	—	—	—	—	—	(11,644,456)	(11,644,456)

Balance — March 31, 2021 (unaudited)	—	$—	17,250,000	$1,725	$—	$(64,678,509)	$(64,676,784)

Change in value of Class A common stock subject to possible redemption	—	—	—	—	—	(5,450)	(5,450)

Net Income	—	—	—	—	—	3,617,812	3,617,812
Balance – June 30, 2021 (unaudited)	—	$—	17,250,000	$1,725	$—	$(61,066,147)	$(61,064,422)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(8,026,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(32,607)
Change in fair value of warrant liabilities	(864,000)
Change in fair value of FPA liabilities	(3,046,211)
Initial classification of FPA liabilities	9,902,957
Transaction costs allocated to warrant liabilities	1,001,129
Changes in operating assets and liabilities:
Prepaid expenses	(528,049)
Accounts payable and accrued expenses	330,563
Net cash used in operating activities	(1,262,862)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	677,300,000
Proceeds from sale of Private Placements Warrants	14,700,000
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(624,388)
Net cash provided by financing activities	691,375,612

Net Change in Cash	112,750
Cash – Beginning of period	24,981
Cash – End of period	$137,731

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$17,000
Initial classification of Class A common stock subject to possible redemption	$689,260,220
Remeasurement of Class A common stock subject to possible redemption	$739,780
Deferred underwriting fee payable	$22,225,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 23, 2020 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, as well as activities in connection with the proposed acquisition of HeartFlow Holding, Inc. (“HeartFlow”) (see Note 10). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on March 18, 2021. On March 23, 2021, the Company consummated the Initial Public Offering of 69,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriters of their over-allotment option in the amount of 9,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,800,000 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Longview Investors II LLC (the “Sponsor”), generating gross proceeds of $14,700,000, which is described in Note 4.

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
JUNE 30, 2021
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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering dated March 18, 2021 and its March 31, 2021 Quarterly Report on Form 10-Q dated July 6, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2021 and December 31, 2020, the Company had $137,731 and $24,981 held in cash, respectively. The Company did not have any cash equivalents at June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

At June 30, 2021, the majority of the assets held in the Trust Account were held in US Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheets date that are directly related to the Initial Public Offering. Offering costs amounting to $34,565,259 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $1,001,129 of the offering costs were related to the warrant liabilities and charged to the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 69,000,000 shares of Class A common stock subject to possible redemption at June 30, 2021 are presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets. As of December 31, 2020, there were no shares subject to possible redemption.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Warrant and FPA Liabilities

The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) and Forward Purchase Agreement (“FPA”) (see Note 5) in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021, the Company had a deferred tax asset of approximately $217,000, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and six months ended June 30, 2021, was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), the change in fair value of the warrants, and transactions costs incurred in connection with the warrant liabilities which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Share of Common Stock

Net income (loss) per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company has not considered the effect of the Warrants sold in the Initial Public Offering and private placement to purchase 23,600,000 shares of Class A common stock in the calculation of diluted income per share, since the inclusion of such Warrants would be anti-dilutive and the exercise of the warrants are contingent upon the occurrence of future events.

The Company’s statements of operations include a presentation of loss per share for shares of common stock subject to possible redemption in a manner similar to the two-class method of loss per share. Net income per share of common stock, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net loss per share, basic and diluted, for Class A and Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period. Class A and Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$32,556	$32,607
Less: income available to pay franchise and income taxes	(32,556)	(32,607)
Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock
Redeemable Class A Common Stock, Basic and Diluted	69,000,000	69,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$0.00	$0.00

Non-Redeemable Class B Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Income (loss)	$3,617,812	$(8,026,644)
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net Income (Loss)	$3,617,812	$(8,026,644)
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic and Diluted (1)	17,250,000	16,230,663
Income (Loss)/Basic and Diluted Non-Redeemable Class A and B Common Stock	$0.21	$(0.49)

(1)	As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s stockholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants and FPA (see Note 9).

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

Management does not believe that any other recently issues, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3. PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

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

NOTE 5. RELATED PARTY TRANSACTIONS

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

Promissory Note — Related Party

On November 18, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of September 30, 2021 or the consummation of the Initial Public Offering. As of March 23, 2021, there was $300,000 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $300,000 was repaid on March 26, 2021. As of the consummation of the Initial Public Offering, the Company can no longer borrow against the Promissory Note.

Administrative Support Agreement

The Company agreed, commencing on the March 18, 2021 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative and support services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $40,000, respectively, in such fees.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
Forward Purchase Agreement

On March 18, 2021, the Company entered into a forward purchase agreement (“FPA”) pursuant to which the forward purchase investors will agree to subscribe for an aggregate of up to 10,000,000 units, at a purchase price of $10.00 per unit, or up to $100,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial business combination. The forward purchase investors will determine in their sole discretion the specific number of forward purchase units they will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one share of Class A common stock and one-fifth of one redeemable warrant. The terms of the forward purchase units will generally be identical to the terms of the units being issued in this offering. Subsequent to June 30, 2021, the Company amended the FPA (see Note 10).

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company entered into a loan agreement with the Sponsor on March 18, 2021 that provides for borrowings of up to $2,000,000 (the “Sponsor Loan”). The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Sponsor Loan, the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the Sponsor Loan, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the Sponsor Loan (see Note 10) or the Working Capital Loans.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were no shares of Class A common stock issued or outstanding, excluding 69,000,000 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The Company determined the Class A common stock subject to redemption to be equal to the redemption value of approximately $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the FPA, it was concluded that the redemption value should include all shares of Class A common stock resulting in the Class A common stock subject to possible redemption being equal to $690,000,000. This resulted in a measurement adjustment to the initial carrying value of the Class A common stock subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of June 30, 2021, there were 13,800,000 Public Warrants outstanding. As of December 31, 2020 there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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
JUNE 30, 2021
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

At June 30, 2021, there were 9,800,000 Private Placement Warrants outstanding. As of December 31, 2020 there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

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

At June 30, 2021, assets held in the Trust Account were comprised of $939 in cash and $690,031,668 in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2021 are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2021	U.S. Treasury Securities (Mature on 6/24/2021)	1	$690,031,668	$1,530	$690,033,198

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Liabilities:
Warrant Liability – Public Warrants	1	$18,906,000
Warrant Liability – Private Placement Warrants	2	$13,426,000
FPA Liability	3	$6,856,746

The Warrants and FPA were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheets. The warrant liabilities and FPA liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The FPA is valued using a Modified Black Scholes Option Pricing Model. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A common stock and one-fifth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B common stock, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A common stock subject to possible redemption, Class A common stock and Class B common stock based on their relative fair values at the initial measurement date. The FPA is classified as Level 3 due to the use of unobservable inputs. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

The key inputs into the Level 3 fair value measurements were as follows:

Input	June 30, 2021
Risk-free interest rate - FPA	0.11%
Remaining term - FPA	1.23
Expected volatility	18.5%
Exercise price	$11.50
Stock Price	$9.80

The following table presents the changes in the fair value of warrant and FPA liabilities:

	Private Placement	Public	FPA
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 23, 2021 (Initial Public Offering)	14,014,000	19,182,000	9,902,957
Transfers to Level 1	—	(18,906,000)	—
Transfers to Level 2	(13,426,000)	—	—
Change in fair value	(588,000)	(276,000)	(3,046,211)
Fair value as of June 30, 2021	$—	$—	$6,856,746

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $18,906,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2021 was $13,426,000.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

HeartFlow Business Combination

On July 15, 2021, the Company entered into a business combination agreement with HF Halo Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and HeartFlow (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement Merger Sub will merge with and into HeartFlow (the “Merger”), with HeartFlow surviving the Merger as a wholly owned subsidiary of the Company. In addition, the Company will be renamed HeartFlow Group, Inc. (“New HeartFlow”) following the consummation of the transactions (collectively, the “HeartFlow Business Combination”).

On the closing date of the HeartFlow Business Combination (the “Closing Date”), among other things, the Company will distribute to record holders, on a pro rata basis, an amount, not less than zero, equal to (a) $91,000,000, less (b) the aggregate dollar amount to be paid by the Company in connection with the redemptions of shares of the Company’s Class A common stock to the extent such redemptions are in excess of $25,000,000 (the “Return of Capital Distribution Amount”). The outstanding number of shares of the Company’s Class A common stock shall be an amount of shares equal to (i) 69,000,000 minus (ii) (x) the Return of Capital Distribution Amount, divided by (y) $10.00. The Return of Capital Distribution Amount will be paid by the Company immediately following the closing.

In addition, the obligation of HeartFlow to consummate the HeartFlow Business Combination is subject to the fulfillment of other closing conditions, including, but not limited to, (i) the aggregate cash proceeds available for release from the Company’s Trust Account (after giving effect to redemptions of shares of the Company’s Class A common stock, if any, and the Return of Capital Distribution Amount), together with the proceeds from the FPA, if any, equaling no less than $345,000,000, (ii) the approval by the New York Stock Exchange of the Company’s initial listing application in connection with the HeartFlow Business Combination and (iii) the New HeartFlow board of directors consisting of the number of directors, and comprising the individuals, as contemplated by the Business Combination Agreement.

In connection with the execution of the Business Combination Agreement, on July 15, 2021, the Company, Glenview Capital Management, LLC (“Glenview”) and certain entities affiliated with Glenview (together, the “Forward Purchasers”) entered into an amendment to the Company’s existing forward purchase agreement, dated as of July 15, 2021 (as amended, the “Amended Forward Purchase Agreement”), pursuant to which the Forward Purchasers agreed to purchase from the Company a number of shares of the Company’s Class A common stock (the “Forward Purchase Shares”), at a purchase price of $10.00 per share, an aggregate dollar amount of shares equal to the sum of (A) the aggregate redemptions of shares of the Company’s Class A common stock (which amount shall not be greater than $25,000,000), and (B) twenty-five percent (25%) of such aggregate redemptions in excess of the first $200,000,000 paid out of the Trust Account to holders redeeming shares of the Company’s Class A common stock (which amount set forth in (B) shall not be greater than $25,000,000) (or more if determined by the Forward Purchasers, up to the aggregate amount of redemptions) (the “Forward Purchase”).

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Business Combination Agreement.

Sponsor Loan

In July 2021, the Company drew down $1,000,000 under the Sponsor Loan.

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

Recent Developments

On July 15, 2021, we entered into the Business Combination Agreement with Merger Sub and HeartFlow. Pursuant to the Business Combination Agreement Merger Sub will merge with and into HeartFlow, with HeartFlow surviving the Merger as our wholly owned subsidiary. In addition, we will be renamed HeartFlow Group, Inc. following the consummation of the transactions.

On the Closing Date, among other things, we will distribute to record holders, on a pro rata basis, an amount, not less than zero, equal to (a) $91,000,000, less (b) the aggregate dollar amount to be paid by us in connection with the redemptions of shares of our Class A common stock to the extent such redemptions are in excess of $25,000,000 (the “Return of Capital Distribution Amount”). The outstanding number of shares of our Class A common stock shall be an amount of shares equal to (i) 69,000,000 minus (ii) (x) the Return of Capital Distribution Amount, divided by (y) $10.00. The Return of Capital Distribution Amount will be paid by us immediately following the closing.

See Note 10 to Item 1 above for a description of the Business Combination Agreement and the transactions contemplated thereby.

In connection with the execution of the Business Combination Agreement, on July 15, 2021, the Forward Purchasers entered into the Amended Forward Purchase Agreement, pursuant to which the Forward Purchasers agreed to purchase from us the Forward Purchase Shares, at a purchase price of $10.00 per share, an aggregate dollar amount of shares equal to the sum of (A) the aggregate redemptions of shares of our Class A common stock (which amount shall not be greater than $25,000,000), and (B) twenty-five percent (25%) of such aggregate redemptions in excess of the first $200,000,000 paid out of the Trust Account to holders redeeming shares of our Class A common stock (which amount set forth in (B) shall not be greater than $25,000,000) (or more if determined by the Forward Purchasers, up to the aggregate amount of redemptions) (the “Forward Purchase”).

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 23, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net income of $3,617,812, which consists of operating costs of $1,004,178, a change in fair value of warrant liabilities of $1,394,000 and a change in fair value of FPA liabilities of $3,195,434, offset by interest earned on marketable securities held in the Trust Account of $32,556.

For the six months ended June 30, 2021, we had a net loss of $8,026,644, which consists of operating costs of $1,065,376, transaction costs allocated to warrant liabilities of $1,001,129, initial classification of FPA liabilities of $9,902,957, a change in fair value of warrant liabilities of $864,000 and a change in fair value of FPA liabilities of $3,046,211, offset by interest earned on marketable securities held in the Trust Account of $32,607.

Liquidity and Capital Resources

On March 23, 2021, we consummated the Initial Public Offering of 69,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000, which is described in Note 3 to our condensed financial statements. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,800,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $14,700,000.

Following the Initial Public Offering, the full exercise of the underwriters’ over-allotment option, and the sale of the Private Placement Warrants, a total of $690,000,000 was placed in the Trust Account. We incurred $35,566,388 in Initial Public Offering related costs, including $12,700,000 of underwriting fees, $22,225,000 of deferred underwriting fees and $641,388 of other costs.

For the six months ended June 30, 2021, cash used in operating activities was $1,262,862. Net loss of $8,026,644 was affected by interest earned on marketable securities held in the Trust Account of $32,607, change in fair value of warrant liabilities of $864,000, change in fair value of FPA liabilities of $13,046,211, initial classification of FPA liabilities of $9,902,957 and transaction costs allocated to warrant liabilities of $1,001,129. Changes in operating assets and liabilities used $197,486 of cash for operating activities.

As of June 30, 2021, we had marketable securities held in the Trust Account of $690,032,607 (including approximately $32,607 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of June 30, 2021, we had cash of $137,731. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We are party to a loan agreement with our Sponsor pursuant to which we may borrow up to $2,000,000 in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the option of the lender. The warrants would be identical to the Private Placement Warrants. In July 2021, we drew down $1,000,000 under the Sponsor Loan.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant and FPA Liabilities

The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants and FPA as liabilities at their fair value and adjust the Warrants and FPA to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations.

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

Management does not believe that any other recently issues, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3.	Quantitative and Qualitative Disclosures Regarding Market Risk

Not required for smaller reporting companies.

Item 4.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, solely due to the Company’s restatement of its financial statements to reclassify the Company’s warrants and FPA as described in the financial statements included in the Company’s Quarterly Report for the period ended March 31, 2021, our disclosure controls and procedures were not effective as of June 30, 2021, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. The Company has enhanced its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s has also provided enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the Warrants and FPA on a quarterly basis.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The information to be reported under this Item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 23, 2021, we consummated the Initial Public Offering of 69,000,000 Units. The Units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $690,000,000. UBS Securities LLC and Cowen and Company, LLC acted as book-running managers of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statements on Form S-1 (Nos. 333-252594 and 333-254478), which became effective on March 18, 2021.

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

LONGVIEW ACQUISITION CORP. II

Date: August 16, 2021	By:	/s/ John Rodin
	Name:	John Rodin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Mark Horowitz
	Name:	Mark Horowitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)