Form 10-Q
period 2021-09-30
Longview Acquisition Corp. II
filed 2021-11-15
CIK 1832300

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 69,000,000 shares of Class A common stock, $0.0001 par value and 17,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LONGVIEW ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION

Item 1.	Interim Condensed Financial Statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$122,427	$24,981
Prepaid expenses	442,231	—
Total Current Assets	564,658	24,981

Deferred offering costs	—	84,000
Investments held in Trust Account	690,103,750	—
TOTAL ASSETS	$690,668,408	$108,981

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,690,072	$1,500
Accrued offering costs	—	84,000
Convertible note, net – related party	1,741,609	—
Total Current Liabilities	3,431,681	85,500

Derivative liabilities	30,444,000	—
Deferred underwriting fee payable	22,225,000	—
Total Liabilities	56,100,681	85,500

Commitments and Contingencies

Class A common stock subject to possible redemption 69,000,000 and no shares at $10.00 per share at September 30, 2021 and December 31, 2020, respectively	690,000,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no shares issued and outstanding (excluding 69,000,000 and no shares subject to possible redemption) at September 30, 2021, and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 17,250,000 shares issued and outstanding at September 30, 2021, and December 31, 2020	1,725	1,725
Additional paid-in capital	—	23,275
Accumulated deficit	(55,433,998)	(1,519)
Total Stockholders’ (Deficit) Equity	(55,432,273)	23,481
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$690,668,408	$108,981

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30, 2021	Nine months Ended September 30, 2021

Operating and formation costs	$3,192,131	$4,257,507
Loss from operations	(3,192,131)	(4,257,507)

Other income (expense):
Change in fair value of derivative liabilities	1,888,000	2,752,000
Change in fair value of FPA liabilities	6,856,746	(9,902,957)
Change in fair value of convertible note, net – related party	8,391	8,391
Initial classification of FPA liabilities	—	9,902,957
Transaction costs allocated to derivative liabilities	—	(1,001,129)
Interest earned on investments held Trust Account	71,143	103,750
Total other income, net	8,824,280	1,863,012

Income (loss) before provision for income taxes	5,632,149	(2,394,495)
Benefit (provision) for income taxes	—	—

Net income (loss)	$5,632,149	$(2,394,495)

Weighted average shares outstanding of Class A common stock	69,000,000	48,452,206

Basic and diluted net income (loss) per share, Class A common stock	$0.07	$(0.04)

Weighted average shares outstanding of Class B common stock	17,250,000	16,579,963

Basic and diluted net income (loss) per share, Class B common stock	$0.07	$(0.04)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED) (REVISED)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance — January 1, 2021	—	$—	17,250,000	$1,725	$23,275	$(1,519)	$23,481

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(23,275)	(53,037,984)	(53,061,259)

Net loss	—	—	—	—	—	(11,644,456)	(11,644,456)

Balance — March 31, 2021 (unaudited)	—	$—	17,250,000	$1,725	$—	$(64,683,959)	$(64,682,234)

Net income	—	—	—	—	—	3,617,812	3,617,812

Balance – June 30, 2021 (unaudited)	—	$—	17,250,000	$1,725	$—	$(61,066,147)	$(61,064,422)

Net income	—	—	—	—	—	5,632,149	5,632,149
Balance – September 30, 2021 (unaudited)	—	$—	17,250,000	$1,725	$—	$(55,433,998)	$(55,432,273)

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(2,394,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(103,750)
Change in fair value of derivative liabilities	(2,752,000)
Change in fair value of convertible note, net – related party	(8,391)
Transaction costs allocated to derivative liabilities	1,001,129
Initial classification of FPA liability	9,902,957
Change in fair value of FPA liability	(9,902,957)
Changes in operating assets and liabilities:
Prepaid expenses	(442,231)
Accounts payable and accrued expenses	1,688,572
Net cash used in operating activities	(3,011,166)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000,000)
Net cash used in investing activities	(690,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	677,300,000
Proceeds from sale of Private Placements Warrants	14,700,000
Proceeds from convertible note	1,750,000
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(641,388)
Net cash provided by financing activities	693,108,612

Net Change in Cash	97,446
Cash – Beginning of period	24,981
Cash – End of period	$122,427

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$690,000,000
Deferred underwriting fee payable	$22,225,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 23, 2020 (inception) through September 30, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination, as well as activities in connection with the proposed acquisition of HeartFlow Holding, Inc. (“HeartFlow”) (see Note 6). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
SEPTEMBER 30, 2021
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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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
SEPTEMBER 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering dated March 18, 2021, its March 31, 2021 and its June 30, 2021, Quarterly Report on Form 10-Q dated July 6, 2021 and August 16, 2021, respectively. The interim results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2021, and December 31, 2020, the Company had $122,427 and $24,981 held in cash, respectively. The Company did not have any cash equivalents at September 30, 2021, and December 31, 2020.

Investments Held in Trust Account

At September 30, 2021, the majority of the assets held in the Trust Account were held in U.S. Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative liabilities were expensed as incurred in the statements of operations. Offering costs amounting to $34,565,259 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $1,001,129 of the offering costs were related to the derivative liabilities and charged to the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 69,000,000 shares of Class A common stock subject to possible redemption at September 30, 2021, are presented as temporary equity, outside of the stockholders’ (deficit) equity section of the Company’s condensed balance sheets. As of December 31, 2020, there were no shares subject to possible redemption.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021 the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$690,000,000
Less:
Proceeds allocated to Public Warrants	(19,182,000)
Class A common stock issuance costs	(33,879,259)
Plus:
Accretion of carrying value to redemption value	53,061,259
Class A common stock subject to possible redemption	$690,000,000

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Warrants

The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) (see Note 4) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021, the Company had a deferred tax asset of approximately $877,000, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and nine months ended September 30, 2021, was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), the change in fair value of the warrants, and transactions costs incurred in connection with the warrant liabilities which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$4,505,719	$1,126,430	$(1,784,018)	$(610,477)
Denominator:
Basic and diluted weighted average stock outstanding	69,000,000	17,250,000	48,452,206	16,579,963
Basic and diluted net income (loss) per common stock	$0.07	$0.07	$(0.04)	$(0.04)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for the Warrants (see Note 9).

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

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Promissory Note — Related Party

On November 18, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of September 30, 2021, or the consummation of the Initial Public Offering. As of March 23, 2021, there was $300,000 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $300,000 was repaid on March 26, 2021. As of the consummation of the Initial Public Offering, the Company can no longer borrow against the Promissory Note.

Administrative Support Agreement

The Company agreed, commencing on the March 18, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative and support services. For the three and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $70,000, respectively, in such fees.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

On July 15, 2021, the Company amended the FPA. The amended agreement provides that the Company shall issue and sell Forward Purchase Shares (“FPS”). Each of the  FPS will be sold for $10.00. The Forward Purchase Share amounts as defined in the amended agreement will be based on redemption proceeds and the per share consideration associated with the Class A shares of the Company prior to the proposed Business Combination (subject to certain adjustments and limitations). The closing of the sale of the Forward Purchase Shares (the “FPS Closing”) shall be held on the same date and immediately prior to the Business Combination Closing (such date being referred to as the “Closing Date”). At the FPS Closing, the Company shall provide instructions to the escrow agent holding the FPS purchase price to release the funds in the escrow account to the Company and will issue to each Purchaser the number of Forward Purchase Shares as set forth in the notice of Forward Purchase Share amounts. The FPA, as amended, no longer contains units that are subject to fair value consideration and no longer meet the liability classification based on the modified terms set forth in the amended agreement.
Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company entered into a loan agreement with the Sponsor on March 18, 2021, that provides for borrowings of up to $2,000,000 (the “Sponsor Loan”). The Sponsor Loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At September 30, 2021, there was $1,750,000 of borrowings under the Sponsor Loan. This loan was valued using the fair value method. The fair value of the loan as of September 30, 2021, was $1,741,609, which resulted in a change in fair value of the convertible promissory note of $8,391 recorded in the statement of operations for the three and nine months ended September 30, 2021 (see Note 9). The Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company additional funds as may be required (together with the Sponsor Loan, the “Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity. The warrants would be identical to the Private Placement Warrants. Except for the Sponsor Loan, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

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

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
HeartFlow Business Combination

On July 15, 2021, the Company entered into a business combination agreement with HF Halo Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and HeartFlow (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement Merger Sub will merge with and into HeartFlow (the “Merger”), with HeartFlow surviving the Merger as a wholly owned subsidiary of the Company. In addition, the Company will be renamed HeartFlow Group, Inc. (“New HeartFlow”) following the consummation of the transactions (collectively, the “HeartFlow Business Combination”). The HeartFlow Business Combination is expected to close in the first quarter of 2022.

On September 30, 2021, the Company, Merger Sub and HeartFlow entered into Amendment No. 1 to Business Combination Agreement, pursuant to which the Business Combination Agreement was amended to memorialize the parties’ intention to have the shares of New Heart Flow common stock and public warrants of the post-combination company listed and traded on The Nasdaq Stock Market LLC (“Nasdaq”) rather than on the New York Stock Exchange.

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

In addition, the obligation of HeartFlow to consummate the HeartFlow Business Combination is subject to the fulfillment of other closing conditions, including, but not limited to, (i) the aggregate cash proceeds available for release from the Company’s Trust Account (after giving effect to redemptions of shares of the Company’s Class A common stock, if any, and the Return of Capital Distribution Amount), together with the proceeds from the FPA, if any, equaling no less than $345,000,000, (ii) the approval by the Nasdaq of the Company’s initial listing application in connection with the HeartFlow Business Combination and (iii) the New HeartFlow board of directors consisting of the number of directors, and comprising the individuals, as contemplated by the Business Combination Agreement.

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

On July 14, 2021 the Company entered into an agreement with UBS Securities LLC (“UBS”) to act as the exclusive financial advisor to the Company in connection with the Company’s proposed Business Combination with HeartFlow. The Company agrees to pay $10,000,000 in transaction fees to UBS payable upon successful Business Combination (a portion of which is payable from the deferred underwriting fee).

The Business Combination Agreement contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the Business Combination Agreement.

NOTE 7. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021, and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were no shares of Class A common stock issued or outstanding, excluding 69,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of September 30, 2021, there were 13,800,000 Public Warrants outstanding. As of December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock underlying the warrants is then effective and a prospectus relating thereto is current, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable, and the Company will not be obligated to issue shares of Class A common stock upon exercise of a warrant unless Class A common stock issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants.

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
SEPTEMBER 30, 2021
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

At September 30, 2021, there were 9,800,000 Private Placement Warrants outstanding. As of December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2021, assets held in the Trust Account were comprised of $1,020 in cash and $690,102,731 in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2021, are as follows:

	Held-To-Maturity	Level	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2021	U.S. Treasury Securities (Mature on 10/14/2021)	1	$690,102,730	$4,368	$690,107,098

LONGVIEW ACQUISITION CORP. II
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(Unaudited)
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Liabilities:
Derivative Liability – Public Warrants	1	$17,802,000
Derivative Liability – Private Placement Warrants	2	$12,642,000
Convertible Note – related party	3	$1,741,609

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liabilities on our accompanying September 30, 2021, condensed balance sheets. The derivative liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the condensed statements of operations.

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

The following table presents the changes in the fair value of Level 3 derivatives:

	Private Placement	Public	Total
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 23, 2021 (Initial Public Offering)	14,014,000	19,182,000	33,196,000
Transfers to Level 1	—	(18,906,000)	(18,906,000)
Transfers to Level 2	(13,426,000)	—	(13,426,000)
Change in fair value	(588,000)	(276,000)	(864,000)
Fair value as of September 30, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and nine months ended September 30, 2021, was $18,906,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2021, was $13,426,000.

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes as of September 30, 2021:

Total
Fair value as of January 1, 2021	$—
Proceeds received through convertible note – related party	1,750,000
Change in fair value	(8,391)
Fair value as of September 30, 2021	$1,741,609

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021 for the convertible promissory notes.

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

Overview

We are a blank check company formed under the laws of the State of Delaware on October 23, 2020, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

On July 15, 2021, we entered into the Business Combination Agreement with Merger Sub and HeartFlow. Pursuant to the Business Combination Agreement Merger Sub will merge with and into HeartFlow, with HeartFlow surviving the Merger as our wholly owned subsidiary. In addition, we will be renamed HeartFlow Group, Inc. following the consummation of the transactions. The HeartFlow Business Combination is expected to close in the first quarter of 2022.

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

See Note 6 to Item 1 above for a description of the Business Combination Agreement and the transactions contemplated thereby.

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

On July 14, 2021 the Company entered into an agreement with UBS Securities LLC (“UBS”) to act as the exclusive financial advisor to the Company in connection with the Company’s proposed Business Combination with HeartFlow. The Company agrees to pay $10,000,000 in transaction fees to UBS payable upon successful Business Combination (a portion of which is payable from the deferred underwriting fee).

On September 30, 2021, the Company, Merger Sub and HeartFlow entered into Amendment No. 1 to Business Combination Agreement, pursuant to which the Business Combination Agreement was amended to memorialize the parties’ intention to have the shares of New Heart Flow common stock and public warrants of the post-combination company listed and traded on Nasdaq rather than on the NYSE after the Closing.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 23, 2020 (inception) through September 30, 2021, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $5,632,149, which consists of a change in fair value of derivative liabilities of $1,888,000, change in the fair value loss of the FPA of $6,856,746, change in fair value of the convertible note-related party of $8,391 and interest earned on marketable securities held in the Trust Account of $71,143, and offset by operating costs of $3,192,131.

For the nine months ended September 30, 2021, we had a net loss of $2,394,495, which consists of a change in fair value of derivative liabilities of $2,752,000, reversal of initial classification of FPA liability of $9,902,957, change in the fair value of the FPA of $9,902,957, change in fair value of convertible note-related party of $8,391, transaction costs allocated to derivative liabilities of $1,001,129, and interest earned on marketable securities held in the Trust Account of $103,750, offset by operating costs of $4,257,507.

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

For the nine months ended September 30, 2021, cash used in operating activities was $3,011,166. Net loss of $2,394,495 was affected by interest earned on marketable securities held in the Trust Account of $103,750, change in fair value of warrant liabilities of $2,752,000, change in fair value of the convertible note-related party of $8,391 and transaction costs allocated to warrant liabilities of $1,001,129. Changes in operating assets and liabilities provided $1,246,341 of cash for operating activities.

As of September 30, 2021, we had marketable securities held in the Trust Account of $690,103,750 (including approximately $103,750 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we have not withdrawn any interest earned from the Trust Account.

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

As of September 30, 2021, we had cash of $122,427. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We are party to a loan agreement with our Sponsor pursuant to which we may borrow up to $2,000,000 in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. Our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the option of the lender. The warrants would be identical to the Private Placement Warrants. During the quarter ended September 30, 2021, we drew down $1,750,000 under the Sponsor Loan.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative and support services. We began incurring these fees on March 18, 2021, and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

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

Warrants

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants and to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our condensed balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

The information to be reported under this Item is not required for smaller reporting companies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

LONGVIEW ACQUISITION CORP. II

Date: November 15, 2021	By:	/s/ John Rodin
	Name:	John Rodin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Mark Horowitz
	Name:	Mark Horowitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)