Form 10-K
period 2021-12-31
Longview Acquisition Corp. II
filed 2022-03-31
CIK 1832300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-40242

LONGVIEW ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Delaware	85-3650296
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

767 Fifth Avenue, 44th Floor New York, NY	10153
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 812-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock, $0.0001 par value, and one-fifth of one redeemable Warrant	LGV.U	The New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	LGV	The New York Stock Exchange
Redeemable Warrants, each whole Warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	LGV WS	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes    ☐  No

As of June 30, 2021 (the last business day of the registrant’s second fiscal quarter), the aggregate market value of its voting and non-voting common equity held by non-affiliates was $622,300,000 based upon the closing sales price of the registrant’s Class A common stock as reported on the New York Stock Exchange. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant of which the registrant is aware are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of March 31, 2022, there were 69,000,000 shares of Class A common stock, $0.0001 par value and 17,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some statements contained in this Annual Report on Form 10-K (this “Form 10-K”) constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses, including the location and industry of such target businesses;
●	our ability to consummate an initial business combination, including due to the uncertainty resulting from the recent COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties;
●	our financial performance following the initial public offering; and
●	the other risk and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should read this entire Annual Report on Form 10-K carefully, including the information under “Risk Factors” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our stockholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek stockholder approval of our initial Business Combination, our sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.
●	The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.
●	The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.
●	The requirement that we consummate an initial Business Combination within 24 months (or any Extension Period, as applicable) after the closing of our Initial Public Offering may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.
●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	We may not be able to consummate an initial Business Combination within the prescribed timeframe, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek stockholder approval of our initial Business Combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.
●	If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
●	Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.
●	If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we would depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial Business Combination.
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

PART I

References in this Annual Report on Form 10-K to “we,” “us,” “our,” “Company” or “our company” are to Longview Acquisition Corp. II. References to our “management” or our “management team” are to our executive officers and directors, and references to our “sponsor” are to Longview Investors II LLC. References to our “initial stockholders” refer to our sponsor and the Company’s executive officers and directors.

ITEM  1.     BUSINESS.

Introduction

Longview Acquisition Corp. II (“Longview” or the “Company”) is a blank check company incorporated on October 23, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more business entities (a “Business Combination”). We have not selected a Business Combination Target. We have reviewed, and continue, to review a number of opportunities to enter into a Business Combination, but we are unable to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering (as defined below) and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt. Based on our business activities, the Company is a “shell company,” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

On March 23, 2021, we consummated our initial public offering (the “Initial Public Offering”) of 69,000,000 units. Each unit consists of one share of Class A common stock and one fifth of one public warrant. Each whole warrant entitles the holder thereof to purchase one share of Longview Class A common stock for $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds, before expenses, of $690,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the private sale of an aggregate of 9,800,000 warrants, each exercisable to purchase one share of Longview Class A common stock, par value $0.0001 per share, at $11.50 per share, to our sponsor, a Delaware limited liability company, at a price of $1.50 per warrant, generating gross proceeds, before expenses, of approximately $14,700,000.

Prior to the Initial Public Offering, on November 18, 2020, the sponsor purchased 2,875,000 shares, the sponsor shares, and Longview Class B common stock for an aggregate price of $25,000. On January 22, 2021, we effected a stock dividend of 11,500,000 shares with respect to the sponsor shares and on March 18, 2021, we effected a stock dividend of 2,875,000 shares with respect to the sponsor shares, resulting in an aggregate of 17,250,000 sponsor shares issued and outstanding. In January 2021, our sponsor transferred 25,000 sponsor shares to each of Westley Moore, Shalinee Sharma, and Brian Zied, our then-director nominees, resulting in our sponsor holding 17,175,000 sponsor shares.

On July 15, 2021, we entered into an amended forward purchase agreement (the “Amended Forward Purchase Agreement”) with Glenview Capital Management, LLC (“Glenview”) and certain entities affiliated with Glenview (the “Forward Purchasers”) pursuant to which we shall issue and sell to the Forward Purchasers, severally and not jointly, and the Forward Purchasers shall purchase from us, at a price of $10.00 per share, an aggregate dollar amount of shares equal to the sum of (A) the aggregate redemptions of shares of Longview Class A common stock (which amount shall not be greater than $25,000,000), and (B) twenty-five percent (25%) of such aggregate redemptions in excess of the first $200,000,000 paid out of the trust account to holders redeeming shares of Longview Class A common stock (which amount set forth in (B) shall not be greater than $25,000,000) (or more if determined by the Forward Purchasers, up to the aggregate amount of redemptions) (the “Forward Purchase Amount”).

As of December 31, 2021, we had investments held in the trust account of $690,148,899 (including $148,899 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2021, no funds had been withdrawn from the trust account to pay taxes.

Effecting our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants and the forward purchase units, our equity, debt or a combination of these as the consideration to be paid in our initial Business Combination. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-Business Combination company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, to fund the purchase of other companies or for working capital.

Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter.

Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

In addition, we believe our ability to complete our initial Business Combination will be enhanced by our having entered into the Amended Forward Purchase Agreement.

Terminated Business Combination

On July 15, 2021, we entered into a business combination agreement, by and among Longview, HF Halo Merger Sub, Inc., a wholly owned subsidiary of Longview (“Merger Sub”), and HeartFlow Holding, Inc. (“HeartFlow”) (as amended, the “Business Combination Agreement”), pursuant to which, among other things and subject to the terms and conditions contained therein, Merger Sub would merge with and into HeartFlow (the “Merger”), with HeartFlow surviving the Merger as a wholly owned subsidiary of Longview (“New HeartFlow”).

In connection with the execution of the Business Combination Agreement, on July 15, 2021, the Forward Purchasers entered into an amendment to Longview’s existing forward purchase agreement, dated as of July 15, 2021, pursuant to which the Forward Purchasers agreed to purchase from Longview the Forward Purchase Amount.

In connection with the execution of the Business Combination Agreement, on July 15, 2021, Longview, the sponsor, certain affiliates of Glenview (the “Sponsor Group Holders”) and the Supporting HeartFlow Stockholders entered into an investor rights agreement (the “Investors’ Rights Agreement”), pursuant to which, among other things, the Sponsor Group Holders and the Supporting HeartFlow Stockholders were granted certain registration rights with respect to their respective shares of New HeartFlow’s common stock on the terms and subject to the conditions therein. The Sponsor Group Holders and the Supporting HeartFlow Stockholders also agreed not to effect any sale or distribution of any equity securities of New HeartFlow held by any of them (except as set forth in the Investor Rights Agreement) during their respective lock-up periods. Each of the Supporting HeartFlow Stockholders agreed to not transfer any securities of New HeartFlow for the period ending on the earlier of (a) 180 days after the Closing, subject to certain customary exceptions, and (b) subsequent to the Closing, (x) if the last reported sale price of New HeartFlow’s common stock equals or exceeds $12.00 per share for any 20 trading days within any 30 consecutive trading days after the Closing or (y) the date on which New HeartFlow completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of New HeartFlow’s public stockholders having the right to exchange their shares of New HeartFlow’s common stock for cash, securities or other property. In addition, each Sponsor Group Holder agreed to not transfer any securities of New HeartFlow (subject to certain exceptions described above) for the period ending on the earlier of (a) three years after the Closing, subject to certain customary exceptions, and (b) subsequent to the Closing, (x) if the last reported sale price of New HeartFlow’s common stock equals or exceeds $12.00 per share for any 20 trading days within any 30 consecutive trading days commencing at least 150 days after the Closing; provided that all shares of common stock of New HeartFlow held by the Supporting HeartFlow Stockholders have been registered on an effective registration statement, or (y) the date on which New HeartFlow completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of New HeartFlow’s public stockholders having the right to exchange their shares of New HeartFlow’s common stock for cash, securities or other property.

On February 4, 2022, we entered into a Termination of the Business Combination Agreement (the “Termination Agreement”) with HeartFlow and Merger Sub, pursuant to which the parties mutually agreed to terminate the Business Combination Agreement, effective immediately. In November 2021, we requested that HeartFlow management undertake a thorough analysis of its financial projections. Following the conclusion of that process, and extensive mutual efforts to negotiate an appropriate valuation adjustment, both parties agreed to terminate the Business Combination Agreement.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Investors’ Rights Agreement, dated as of July 15, 2021 and to be effective as of the closing of the Business Combination, by and among the Company, the sponsor, and certain holders, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms.

We intend to continue to pursue the consummation of a business combination with an appropriate target.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various sources, including our global networks, as well as other sources such as investment bankers and investment professionals. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our final prospectus and other public filings and know what types of businesses we are targeting. Our sponsor, officers and directors and their respective affiliates may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms, including one or more of the underwriters or one of their respective affiliates, or other individuals in the future, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In addition, the underwriters may provide these services without additional compensation. We will formally engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial Business Combination (regardless of the type of transaction that it is). Some of our officers and directors may enter into employment or consulting agreements with the post-Business Combination company following our initial Business Combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial Business Combination with a company that is affiliated with our sponsor or any of our sponsor, officers or directors, we, or a committee of independent directors, if required by applicable law or based upon the decision of our board of directors or a committee thereof, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial Business Combination is fair to the Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. For example, our sponsor and officers filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) effective May 20, 2020 for their first blank check company, Longview Acquisition Corp. Our sponsor and officers may form additional blank check companies in the future. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such entity, subject to their fiduciary duties under Delaware law.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another Business Combination. We will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of our sponsor.

Our Business Strategy

Our business strategy is to identify and complete our initial Business Combination with a business that can benefit from the strategic and transactional experience of Glenview and our management team. We believe our sponsor and management team will have access to a wide range of opportunities across the healthcare, industrials, consumer, media, technology and technology services sectors due to their extensive network of relationships with management teams of public and private companies, private equity sponsors, other public investors, investment bankers, lenders, restructuring advisers, attorneys, accountants, and other consultants and intermediaries. We believe that examining acquisition opportunities across all of these sectors increases the likelihood of finding an acquisition target that will lead to stockholder value creation, however, there will be a particular emphasis placed on healthcare opportunities due to Glenview’s deep knowledge and strong investment performance in the sector. The healthcare industry provides a large and growing marketplace with favorable macro trends and will provide an expansive universe of potential targets.

Over its 20 years, Glenview has developed extensive experience engaging and partnering with management teams of public companies, across market capitalizations and industries, in order to unlock stockholder value. Since its inception, the Glenview SuggestivismTM playbook has ensured best-in-breed capital allocation, governance and other stockholder benefits. Glenview typically focuses on investment opportunities in public companies that may benefit from certain operational improvements, optimal capital allocation, improved execution, enhanced corporate governance and oversight, and/or by providing strategic capital. We believe this track record of public company value creation will augment the capabilities of a private company as it seeks a public listing, and presents a compelling value proposition for such potential target businesses. Our management team and Glenview have experience in:

●	Sourcing, structuring, acquiring and selling businesses;
●	Fostering relationships with sellers, capital providers and target management teams;
●	Negotiating transactions favorable to investors; and
●	Accessing the capital markets, including financing businesses and helping companies transition to public ownership.

We believe that our management team’s track record of identifying and sourcing transactions positions us well to appropriately evaluate potential Business Combinations and select one that will be well received by the public markets. Our sourcing process will leverage the extensive networks of our sponsor and management team which we believe should provide us with a number of Business Combination opportunities. Members of our management team have actively been searching for a target business by communicating with their network of relationships and other interested parties to articulate our initial Business Combination criteria, including the parameters of our search for a target business, and has begun the process of pursuing and reviewing potential opportunities.

Information regarding performance by our management team, Glenview and any of their respective affiliates is presented for informational purposes only. Past performance by our management team, Glenview and any of their respective affiliates is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial Business Combination or (ii) of success with respect to any Business Combination we may consummate. You should not rely on the historical record of our management team, Glenview and any of their respective affiliates as indicative of our future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire companies that we believe:

●	Utilize our management team’s global network of contacts, which provides access to differentiated deal flow and significant deal-sourcing capabilities;
●	Have strong, experienced management teams, or provide a platform to assemble an effective management team with a track record of driving growth, profitability, and value creation;

●	Allow for a collaborative, long-term partnership through SuggestivismTM and enhanced engagement;
●	Have a history of strong operating and financial results and strong fundamentals (we do not currently intend to acquire start-up companies or companies without a path to long-term profitability);
●	Are prepared to be public companies and will benefit from having a public currency in order to enhance their ability to pursue accretive acquisitions, high-return capital projects, and/or strengthen their balance sheet;
●	Exhibit unrecognized value or other characteristics, desirable returns on capital, or a need for capital to achieve the company’s growth strategy, that we believe have been misvalued by the marketplace based on our analysis and due diligence review;
●	Will offer an attractive risk-adjusted return for our stockholders, potential upside from growth in the target business and an improved capital structure that will be weighed against any identified downside risks;
●	Have a defensible market position with demonstrated advantages compared to competitors that create barriers to entry against new potential market entrants;
●	Have a diversified customer base better positioned to endure economic downturns, changes in the industry landscape and evolving customer, supplier and competitor preferences; and
●	Have significant embedded and/or underexploited expansion and margin improvement opportunities.

These criteria and guidelines are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general criteria and guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial Business Combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our stockholder communications related to our initial Business Combination, which, as discussed in this Annual Report on Form 10-K, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

In addition to any potential business candidates we may identify on our own, we anticipate that other target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds, and large business enterprises seeking to divest non-core assets or divisions.

So long as we obtain and maintain a listing for our securities on the NYSE, our initial Business Combination must occur with one or more operating businesses or assets with a fair market value equal to at least 80% of the value held in trust (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of the deferred underwriting discount held in trust). If our securities are no longer listed on the NYSE, we will not be obligated to satisfy such 80% test. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of value threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required under applicable law, any proxy statement that we deliver to stockholders and file with the SEC in connection with a proposed transaction will include such opinion.

We may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with Glenview and/or one or more investors in funds managed by Glenview, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Annual Report on Form 10-K. The amount and other terms and conditions of any such specified future issuance would be determined in connection with our initial Business Combination. We are not obligated to make any specified future issuance and may determine not to do so. Pursuant to the anti-dilution provisions of our Class B common stock, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding plus all shares issued or deemed issued in the specified future issuance (net of the number of shares of Class A common stock redeemed in connection with our initial Business Combination), unless the holders of a majority of the then-outstanding shares of Class B common stock agreed to waive such adjustment with respect to the specified future issuance at the time thereof. The holders of our Class B common stock may decide to waive such anti-dilution provision in connection with a specified future issuance due to (but not limited to) the following: (i) closing conditions which are part of the initial Business Combination; (ii) during negotiations with Class A stockholders on structuring an initial Business Combination; (iii) during negotiations with parties providing financing which would trigger the anti-dilution provisions of the Class B common stock; or (iv) as part of the Affiliated Joint Acquisition. We cannot determine at this time whether a majority of the holders of our Class B common stock would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our common stock.

We anticipate structuring our initial Business Combination so that the post-Business Combination company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-Business Combination company owns or acquires less than 100% of such interests or assets of the target business for the post-acquisition company to meet certain objectives of the target management team or stockholders or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete such Business Combination if the post- Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post- Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial Business Combination could own less than a majority of our outstanding shares subsequent to our initial Business Combination. If less than 100% of the outstanding equity interests or assets of a target business or businesses are owned or acquired by the post-Business Combination company, the portion of such Business Combination that is owned or acquired is what will be valued for purposes of the 80% of value test. If the Business Combination involves more than one target business, the 80% of value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial Business Combination for the purposes of a tender offer or for seeking stockholder approval, as applicable.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, and a review of financial and other information about the target and its industry.

We are not prohibited from pursuing our initial Business Combination with a business that is affiliated with our sponsor, our directors, or our officers or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, our directors, our officers, or their affiliates. In the event we seek to complete our initial Business Combination with a Business Combination target that is affiliated with our sponsor, our directors, or our officers, we, or a committee of independent directors, if required by applicable law or based upon the decision of our board of directors or a committee thereof, would obtain an opinion from an independent investment banking firm or an independent accounting firm that such an initial Business Combination is fair to our company from a financial point of view.

Each of our directors and officers own, directly or indirectly, founder shares and/or private placement warrants and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, such directors and officers may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such directors and officers was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Since the termination of the Business Combination Agreement, we have not selected any Business Combination target. We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination, but we are unable to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for one or more entities to which he or she has then-current fiduciary, contractual or other obligations, he or she will honor his or her contractual or fiduciary obligations to present such opportunity to such entities. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination. In addition, we may, at our option, pursue an Affiliated Joint Acquisition (as defined below) opportunity with an entity to which an officer or director has a fiduciary or contractual obligation. Any such entity may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such entity.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a business similar to ours. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they are or may become involved. Any such companies may present additional conflicts of interest in pursuing an acquisition target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination

Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial Business Combination at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. There will be no redemption rights upon the completion of our initial Business Combination with respect to our warrants. Our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial Business Combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them.

Limitations on Redemptions

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering, without our prior consent. We believe the restriction described above will discourage stockholders from accumulating large blocks of shares and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights against a Business Combination if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem to no more than 15% of the shares sold in our Initial Public Offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including all shares held by those stockholders that hold more than 15% of the shares sold in our Initial Public Offering) for or against our initial Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial Business Combination either: (1) in connection with a stockholder meeting called to approve the Business Combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange rules or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:.

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial Business Combination which contain substantially the same financial and other information about the initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we will only redeem public shares so long as (after such redemptions) our net tangible assets will be at least $5,000,001, either prior to or upon consummation of an initial Business Combination, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial Business Combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules or we decide to obtain stockholder approval for business or other reasons, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

If we seek stockholder approval, we will complete our initial Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. In such case, pursuant to the terms of a letter agreement entered into with us, our initial stockholders have agreed (and their permitted transferees will agree) to vote their founder shares and any public shares held by them in favor of our initial Business Combination. We expect that at the time of any stockholder vote relating to our initial Business Combination, our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock entitled to vote thereon. Our other directors and officers also have agreed to vote in favor of our initial Business Combination with respect to public shares acquired by them, if any. These voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial Business Combination. Each public stockholder may elect to redeem their public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Our amended and restated certificate of incorporation provides that we will only redeem our public shares so long as (after such redemptions) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of an initial Business Combination, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial Business Combination. For example, the proposed Business Combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Business Combination. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, and all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Business Combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial Business Combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial Business Combination.

If our initial Business Combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months from the closing of our Initial Public Offering or during any extended time that we have to consummate a business combination beyond 24 months as a result of a stockholder vote to amend our amended and restated certificate of incorporation (an “Extension Period”).

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only 24 months (or during any Extension Period, as applicable) from the closing of our Initial Public Offering to consummate an initial Business Combination. If we have not completed our initial Business Combination within such 24-month period or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination within the 24-month time period or during any Extension Period.

Our initial stockholders have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial Business Combination within 24 months from the closing of our Initial Public Offering (or during any Extension Period, as applicable). However, if our initial stockholders then hold any public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial Business Combination within the allotted time period. The underwriters of our Initial Public Offering have agreed to waive their rights to their deferred underwriting commission held in the trust account in the event we do not complete our initial Business Combination within the allotted time frame (including any Extension Period) and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemptions) our net tangible assets will be at least $5,000,001 (a) in the case of our initial Business Combination, either prior to or upon consummation of such initial Business Combination, after payment of the deferred underwriting commission or (b) in the case of an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we have not consummated our initial Business Combination within 24 months from the closing of our Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, upon such amendment (in each case so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is being exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible requirement (described above) we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $900,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our taxes we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per share redemption amount received by stockholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. See “Risk Factors-Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described herein. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. The underwriters of our Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our franchise and income taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. See “Risk Factors-Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described herein.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2021, we had cash of $6,563. We intend to use the funds held outside the trust account to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $1,100,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,100,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination within the allotted time period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial Business Combination within 24 months from the closing of our Initial Public Offering or during any Extension Period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the end of the allotted time period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years subsequent to our Initial Public Offering. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. The underwriters of our Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our franchise and income taxes and will not be liable as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public stockholders. Additionally, if we file a bankruptcy petition or insolvency petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See “Risk Factors-Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination-If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months (or during any Extension Period, as applicable) from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of our public shares if we have not completed our initial Business Combination within 24 months (or during any Extension Period, as applicable) from the closing of our Initial Public Offering, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds held in the trust account in connection with such an amendment to our certificate of incorporation would still have rights to the funds held in the trust account in connection with any other applicable amendment to our certificate of incorporation and a subsequent Business Combination to the extent they are then stockholders. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial Business Combination, a stockholder’s voting in connection with our initial Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the current stage of the Business Combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame. While this may limit the pool of potential Business Combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that fiscal year’s second quarter, and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the end of that fiscal year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter.

ITEM  1A.    RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial Business Combination unless the Business Combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any Business Combination. Therefore, if we were structuring a Business Combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such Business Combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial Business Combination even if holders of a majority of the outstanding shares of our common stock do not approve of the Business Combination we consummate.

In evaluating a prospective target business for our initial Business Combination, our management may rely on the availability of funds from the sale of the forward purchase units to be used as part of the consideration to the sellers in the initial Business Combination. If the sale of some or all of the forward purchase units fails to close, for any reason, we may lack sufficient funds to consummate our initial Business Combination.

We have entered into a forward purchase agreement, as amended, pursuant to which we shall issue and sell to the Forward Purchasers, severally and not jointly, and the forward purchasers shall purchase from us, at a price of $10.00 per share, an aggregate dollar amount of shares equal to the sum of (A) the aggregate redemptions of shares of Longview Class A common stock (which amount shall not be greater than $25,000,000), and (B) twenty-five percent (25%) of such aggregate redemptions in excess of the first $200,000,000 paid out of the trust account to holders redeeming shares of Longview Class A common stock (which amount set forth in (B) shall not be greater than $25,000,000) (or more if determined by the forward purchasers, up to the aggregate amount of redemptions). Any funds from the sale of forward purchase units may be used as part of the consideration to the sellers in our initial business combination, expenses in connection with our initial business combination or for working capital in the post-transaction company.

Pursuant to the forward purchase agreement, as amended, the forward purchase investors will determine in their sole discretion the specific number of forward purchase units, if any, they will purchase. If the sale of some or all of the forward purchase units the forward purchase investors elect to purchase does not close for any reason, including by reason of the failure by the forward purchase investors to fund the purchase price for their forward purchase units, we may lack sufficient funds to consummate our initial Business Combination. Additionally, the forward purchase investors’ obligations to purchase any forward purchase units will be subject to termination prior to the closing of the sale of the forward purchase units by mutual written consent of the company and the forward purchase investors. The forward purchase investors’ obligations to purchase any forward purchase units it elects to purchase will be subject to fulfillment of customary closing conditions. In the event of any such failure to fund by the forward purchase investors, any obligation is so terminated or any such closing condition is not satisfied and not waived by the forward purchase investors, we may lack sufficient funds to consummate our initial Business Combination.

If we seek stockholder approval of our initial Business Combination, our initial stockholders, officers and directors have agreed to vote in favor of such initial Business Combination, regardless of how our public stockholders vote.

Our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any public shares held by them in favor of our initial Business Combination. As a result, in addition to our initial stockholders’ founder shares, we would need 25,875,001, or 37.5% (assuming all outstanding shares are voted), or 4,312,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 69,000,000 public shares sold in our Initial Public Offering to be voted in favor of our initial Business Combination in order to have such initial Business Combination approved. If funds affiliated with Glenview and an investment vehicle controlled by individuals affiliated with Glenview, representing approximately 8.0% of the voting power, vote these shares in favor of our initial Business Combination, these percentages would be further reduced to 30.25% and 0.0%, respectively. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them. We expect that our initial stockholders and their permitted transferees will own at least 20% of our outstanding shares of common stock at the time of any such stockholders vote. Accordingly, if we seek stockholders approval of our initial Business Combination, it is more likely that the necessary stockholders approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Additionally, since our board of directors may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, we will only redeem our public shares so long as (after such redemptions) our net tangible assets, after payment of the deferred underwriting commissions, will be at least $5,000,001 either prior to or upon consummation of an initial Business Combination, after payment of the deferred underwriting commission (so that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial Business Combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to not be at least $5,000,001 either prior to or upon consummation of an initial Business Combination, after payment of the deferred underwriting commission, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our initial Business Combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial Business Combination. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial Business Combination would be unsuccessful increases. If our initial Business Combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

The requirement that we complete our initial Business Combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or during any Extension Period, as applicable. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the allotted time period. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a Business Combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a Business Combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 variants and the actions to contain COVID-19, or treat its impact, including the application and distribution in certain countries of currently available and approved vaccinations, among others. While vaccines for COVID-19 are being, and have been, developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations and we expect it will take significant time before the vaccines are available and accepted on a significant scale. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extended period of time, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We have no operating history and are subject to a mandatory liquidation and subsequent dissolution requirement if we do not complete an initial Business Combination within 24 months from the closing of our Initial Public Offering or during any Extension Period. As such, there is a risk that we will be unable to continue as a going concern if we do not consummate an initial business combination by the applicable deadline. If we are unable to effect an initial Business Combination by the deadline, we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation provides that we must complete our initial Business Combination within 24 months from the closing of our Initial Public Offering (or during any Extension Period, as applicable). We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If we seek stockholder approval of our initial Business Combination, our sponsor, directors, officers, advisors or any of their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial Business Combination. Additionally, at any time at or prior to our initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial Business Combination or not redeem their public shares. However, they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial Business Combination, such selling public stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial Business Combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial Business Combination. The purpose of any such transaction could be to (1) vote such shares in favor of the initial Business Combination and thereby increase the likelihood of obtaining stockholder approval of the initial Business Combination, (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial Business Combination, where it appears that such requirement would otherwise not be met or (3) reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial Business Combination. Any such transaction may result in the completion of our initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the initial Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial Business Combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units were immediately tradable after our Initial Public Offering and we have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if we were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial Business Combination.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on our redemption of their stock, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for Business Combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing Business Combinations. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our Initial Public Offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our initial Business Combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “⸺If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for at least the 24 months following the closing of our Initial Public Offering, we may be unable to complete our initial Business Combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the 24 months following the closing of our Initial Public Offering, assuming that our initial Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Initial Public Offering and potential loans from certain of our affiliates are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

As of December 31, 2021, we had $6,563 of cash available to us outside of the trust account to fund our working capital requirements. In addition, we entered into a loan agreement with our sponsor pursuant to which we may borrow up to $2,000,000 in order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial Business Combination, which was subsequently amended to increase the aggregate principal amount to $3,000,000. We believe that the funds available to us outside of the trust account, will be sufficient to allow us to operate for at least the 24 months following the closing of our Initial Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “⸺If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial Business Combination.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Other than pursuant to the $2,000,000 loan agreement, which was subsequently amended to increase the aggregate principal amount to $3,000,000, neither our sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. If we have not completed our initial Business Combination within the prescribed timeframe because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our warrants will expire worthless. See “⸺If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. The underwriters of our Initial Public Offering will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per public share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of: (1) $10.00 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our franchise and income taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by stockholders may be less than $10.00 per share.

The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement units, in the amount of $690,000,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial Business Combination, our public stockholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $690,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds will be restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or during any Extension Period may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the end of the allotted time period in the event we do not complete our initial Business Combination and, therefore, we do not intend to comply with those procedures.

Because we do not intend to comply with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial Business Combination within the allotted time period is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

You will not be permitted to exercise your warrants unless we register and qualify the issuance of the underlying shares of Class A common stock or certain exemptions are available.

If the issuance of the shares of Class A common stock upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless.

While we have registered the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act as part of the registration statement, we do not plan on keeping a current prospectus until required to do so pursuant to the warrant agreement. Pursuant to terms of the warrant agreement, we have agreed, as soon as practicable, but in no event later than 15 business days after the closing of our initial Business Combination, to use our commercially reasonable efforts to file, and within 60 business days following our initial Business Combination have declared effective, a post-effective amendment to the registration statement or a new registration statement under the Securities Act covering the issuance of such shares and maintain a current prospectus relating to the Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the consolidated financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the issuance of the shares issuable upon exercise of the warrants is not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis in accordance with the terms of the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our Initial Public Offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants.

The grant of registration rights to our initial stockholders and their permitted transferees and the forward purchase investors may make it more difficult to complete our initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement to be entered into on or prior to the closing of our Initial Public Offering, at or after the time of our initial Business Combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. Pursuant to the forward purchase agreement, as amended, we agree that we will use our reasonable best efforts to (i) within 30 days after the closing of the initial Business Combination, file a registration statement with the SEC for a secondary offering of (A) the forward purchase shares, (B) the forward purchase warrants, (C) the shares underlying the forward purchase warrants and (D) any other shares of Class A common stock acquired by the forward purchase investors, including any acquired after we complete our initial Business Combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial Business Combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investors cease to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the forward purchase agreement, as amended. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the forward purchase shares, the forward purchase warrants, the private placement warrants owned by our sponsor or their permitted transferees or warrants issued in connection with working capital loans are registered for resale.

Because we are neither limited to evaluating target businesses in a particular industry nor have we selected any specific target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a Business Combination with an operating company in any industry or sector, but we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries outside of the healthcare industry (which industries may or may not be outside of our management’s area of expertise).

Although we intend to focus on identifying Business Combination candidates in the healthcare industry, we will consider a Business Combination outside of the healthcare industry (which industries may be outside our management’s area of expertise) if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company or we are unable to identify a suitable candidate in the healthcare industry. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we may not adequately ascertain or assess all of the risks. An investment in our units may ultimately prove to be less favorable to investors in our Initial Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate.

In the event we elect to pursue an acquisition outside of the healthcare industry, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the healthcare industry would not be relevant to an understanding of the business that we elect to acquire.

Because we intend to seek a Business Combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.

Because we intend to seek a Business Combination with a target business in the healthcare industry, we expect our future operations to be subject to risks associated with this industry.

Healthcare related companies are generally subject to greater governmental regulation than most other industries at the U.S. state and federal levels, and internationally. In recent years, both local and national governments have come under pressure to reduce spending and control healthcare costs, which could both adversely affect regulatory processes and public funding available for healthcare products, services and facilities.

While one intent of healthcare reform is to expand health insurance coverage to more individuals, it may also involve additional regulatory mandates and other measures designed to constrain medical costs, including coverage and reimbursement for healthcare services. Healthcare reform has had a significant impact on the healthcare sector in the United States and consequently has the ability to affect companies within the healthcare industry. The ultimate effects of federal healthcare reform or any future legislation or regulation, or healthcare initiatives, if any, on the healthcare sector, whether implemented at the federal or state level or internationally, cannot be predicted with certainty and such reform, legislation, regulation or initiatives may adversely affect the performance of a potential Business Combination.

Changes in governmental policies may have a material effect on the demand for or costs of certain products and services. A healthcare related company typically must receive government approval before introducing new drugs and medical devices or procedures. This process may delay the introduction of these products and services to the marketplace, resulting in increased development costs, delayed cost recovery and loss of competitive advantage to the extent that rival companies have developed competing products or procedures, adversely affecting the company’s revenues and profitability. Failure to obtain governmental approval of a key drug or device or other regulatory action could have a material adverse effect on the business of a target company. Additionally, expansion of facilities by healthcare related providers is typically subject to “determinations of need” by the appropriate government authorities. This process not only increases the time and cost involved in these expansions, but also makes expansion plans uncertain, limiting the revenue and profitability growth potential of healthcare related facilities operators.

Certain healthcare related companies depend on the exclusive rights or patents for the products they develop and distribute. Patents have a limited duration and, upon expiration, other companies may market substantially similar “generic” products that are typically sold at a lower price than the patented product, causing the original developer of the product to lose market share and/or reduce the price charged for the product, resulting in lower profits for the original developer. As a result, the expiration of patents may adversely affect the profitability of these companies. The profitability of healthcare related companies may also be affected, among other factors, by restrictions on government reimbursement for medical expenses, rising or falling costs of medical products and services, pricing pressure, an increased emphasis on outpatient services, a limited product offering, industry innovation, changes in technologies and other market developments. Finally, because the products and services of healthcare related companies affect the health and well-being of many individuals, these companies are especially susceptible to product liability lawsuits.

The healthcare industry spends heavily on research and development. Research findings (e.g., regarding side effects or comparative benefits of one or more particular treatments, services or products) and technological innovation (together with patent expirations) may make any particular treatment, service or product less attractive if previously unknown or underappreciated risks are revealed, or if a more effective, less costly or less risky solution is or becomes available. Any such development could have a material adverse effect on the related target businesses.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial Business Combination will not have all of these positive attributes. If we complete our initial Business Combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial Business Combination with an affiliated entity and are required by applicable law or by our board of directors, or a committee thereof, we are not otherwise required to obtain an opinion from an independent investment banking firm or an independent accounting firm or any other entity that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial Business Combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 250,000,000 shares of Class A common stock, par value $0.0001 per share, and 25,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are currently 181,000,000 and 7,750,000 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not the shares of Class A common stock issuable upon the conversion of the Class B common stock or shares underlying any forward purchase units. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein.

We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our initial Business Combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial Business Combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to or in connection with our initial Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote as a class with our public shares (a) on any initial Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a Business Combination beyond 24 months from the closing of our Initial Public Offering or (y) amend the foregoing provisions. The issuance of additional shares of common or preferred stock, including the issuance of the forward purchase shares:

●	may significantly dilute the equity interest of current investors, which dilution would increase if the anti-dilution provisions in the shares of Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the founder shares;
●	may subordinate the rights of holders of Class A common stock if preferred stock is issued with rights senior to those afforded our Class A common stock;
●	could cause a change in control if a substantial number of Class A common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Glenview and/or one or more investors in funds managed by Glenview. This may result in conflicts of interest as well as an issuance of our securities that is dilutive to our public stockholders.

We may, at our option, pursue an Affiliated Joint Acquisition opportunity with an entity affiliated with Glenview and/or one or more investors in funds managed by Glenview, and to which our sponsor and/or directors and officers may have a fiduciary or contractual obligation. Any such parties may co-invest with us in the target business at the time of our initial Business Combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such parties. Accordingly, such persons or entities may have a conflict between their interests and ours. In addition, any specified future issuance in connection with an Affiliated Joint Acquisition would trigger the anti-dilution provisions of our Class B common stock, which, unless waived, would result in an adjustment to the conversion ratio of our Class B common stock such that our initial stockholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares of common stock outstanding upon completion of our Initial Public Offering plus all shares issued or deemed issued in the specified future issuance (net of the number of shares of Class A common stock redeemed in connection with our initial Business Combination). If such adjustment is not waived as described elsewhere in this Annual Report on Form 10-K, the specified future issuance would not reduce the percentage ownership of holders of our Class B common stock, but would reduce the percentage ownership of holders of our Class A common stock.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

We may engage one or more of our underwriters from our Initial Public Offering or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or underwriting or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

Since our initial stockholders will lose their entire investment in us if our initial Business Combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our initial Business Combination.

On November 18, 2020, our sponsor purchased 2,875,000 founder shares of the Company’s Class B common stock for an aggregate purchase price of $25,000, or $0.009 per share. On January 22, 2021, we effected a stock dividend of 11,500,000 shares with respect to the founder shares and on March 18, 2021, we effected a stock dividend of 2,875,000 shares with respect to founder shares, resulting in our sponsor holding an aggregate of 17,250,000 founder shares issued and outstanding. The founder shares will be worthless if we do not complete an initial Business Combination. In January 2021, our sponsor transferred 25,000 founder shares to each of our then-director nominees (for a total of 75,000 founder shares). The founder shares included an aggregate of up to 2,250,000 shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of founder shares would equal, on an as-converted basis, 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, no founder shares are currently subject to forfeiture.

The founder shares are identical to the shares of common stock included in the units being sold in our Initial Public Offering, except that: (1) the founder shares are subject to certain transfer restrictions, as described in more detail below; (2) our initial stockholders have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to their founder shares and any public shares held by them in connection with the completion of our initial Business Combination; (b) waive their redemption rights with respect to their founder shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we have not consummated our initial Business Combination within 24 months from the closing of our Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (c) waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial Business Combination within 24 months from the closing of our Initial Public Offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (3) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (4) the founder shares are entitled to registration rights. In addition, our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them.

The personal and financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the deadline for the completion of our initial Business Combination nears.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial Business Combination and affiliates of Glenview could potentially provide or arrange such financing.

We currently have a loan agreement with our sponsor that provides for borrowings of up to $3,000,000. Our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required.

We have agreed that we will not incur any additional indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one Business Combination with the proceeds of our Initial Public Offering and the sale of the private placement warrants and forward purchase units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our Initial Public Offering and the sale of the private placement warrants and the sale of forward purchase units have provided us with $690,000,000 that we may use to complete our initial Business Combination.

We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.

We may attempt to simultaneously complete Business Combinations with multiple prospective targets, which may hinder our ability to complete our initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other Business Combinations, which may make it more difficult for us, and delay our ability, to complete our initial Business Combination. With multiple Business Combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial Business Combination with a private company about which little information is available, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial Business Combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as, after payment of the deferred underwriting commissions and after such redemptions, our net tangible assets will be at least $5,000,001 (a) in the case of our initial Business Combination, either prior to or upon consummation of such initial Business Combination, after payment of the deferred underwriting commission or (b) in the case of an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we have not consummated our initial Business Combination within 24 months from the closing of our Initial Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, upon such amendment (in each case such that we do not then become subject to the SEC’s “penny stock” rules), or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial Business Combination. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all shares of common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that some of our stockholders may not support.

In order to effectuate an initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of Business Combination, increased redemption thresholds extended the time to consummate an initial Business Combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments, including to extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our common stock who attend and vote in a stockholder meeting, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the completion of an initial Business Combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-Business Combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of our Initial Public Offering and the private placement warrants into the trust account and not release such amounts except in specified circumstances) may be amended if approved by holders of at least 65% of our common stock who attend and vote in a stockholder meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock who attend and vote in a stockholder meeting. In all other instances, our amended and restated certificate of incorporation provides that it may be amended by holders of a majority of our outstanding common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who beneficially own 20% of our common stock, may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which will govern our pre-Business Combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial Business Combination with which you do not agree.

Our sponsor, officers and directors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.

Although we believe that the net proceeds of our Initial Public Offering and the sale of the private placement warrants and forward purchase units will represent sufficient equity capital to allow us to complete our initial Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Initial Public Offering and the sale of the private placement warrants and forward purchase units prove to be insufficient, either because of the size of our initial Business Combination, the depletion of the available net proceeds in search of a target business, the forward purchase investors elect not to purchase any forward purchase units, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our initial Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. Other than in connection with the $3,000,000 loan agreement described herein, none of our officers, directors or stockholders or any of their respective affiliates, including Glenview, is required to provide any financing to us in connection with or after our initial Business Combination. If we are unable to complete our initial Business Combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our trust account, and our warrants will expire worthless.

Our initial stockholders will hold a substantial interest in us. As a result, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of December 31, 2021, our initial stockholders own 20% of our outstanding common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our initial stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Our sponsor has no current intention to purchase additional securities, other than as described in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, we may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. The forward purchase shares underlying the forward purchase units will not be issued until completion of our initial Business Combination and, accordingly, will not be included in any stockholder vote until such time.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial Business Combination.

Data privacy and security breaches, including, but not limited to, those resulting from cyber incidents or attacks, acts of vandalism or theft, computer viruses and/or misplaced or lost data, could result in information theft, data corruption, operational disruption, reputational harm, criminal liability and/or financial loss.

In searching for targets for our initial Business Combination, we may depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or privacy and security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information, and sensitive or confidential data, including certain health information protected under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and other laws. As an early stage company without significant investments in data privacy or security protection, we may not be sufficiently protected against such occurrences and therefore could be liable for privacy and security breaches, including potentially those caused by any of our subcontractors. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents or other incidents that result in a privacy or security breach. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to reputational harm, criminal liability and/or financial loss.

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial Business Combination and could even result in our inability to find a target or to consummate an initial Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial Business Combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial Business Combination, and may result in our inability to consummate an initial Business Combination on terms favorable to our investors altogether.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial Business Combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial Business Combination. The departure of a Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial Business Combination so that the post-transaction company in which our public stockholders own shares will own or acquire less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target business or assets sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third parties in connection with financing our initial Business Combination. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial Business Combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our initial Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;

●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such combination or, if we complete such combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial Business Combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial Business Combination, any or all of our management could resign from their positions as officers of the post-Business Combination company, and the management of the target business at the time of the Business Combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Risks Relating to Our Management Team

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our initial Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements for investment funds of which affiliates of our sponsor are the investment managers. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers and our Chairman is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers and our Chairman are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial Business Combination.

Our ability to successfully effect our initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the Business Combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial Business Combination will not be the determining factor in our decision as to whether or not we will proceed with any potential Business Combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial Business Combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial Business Combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a similar business.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers, directors and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our sponsor, our directors or officers, or we may acquire a target business through an Affiliated Joint Acquisition with one or more affiliates of Glenview and/or one or more investors in funds managed by Glenview. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Additionally, the forward purchase investors are affiliates of Glenview.

Affiliates of our sponsor are engaged in an array of investment activities that may in the future create overlap with companies that may be a suitable Business Combination for us and companies that would make an attractive target for such other affiliates.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Our directors and officers, Glenview or their affiliates may also sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial Business Combination. Such entities may compete with us for Business Combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in “Business⸺Effecting our initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement, if required by applicable law or based upon the decision of our board of directors or a committee thereof, to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our company and our public stockholders as they would be absent any conflicts of interest.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders are entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of our Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of our public shares if we have not completed our initial Business Combination within 24 months from the closing of our Initial Public Offering, subject to applicable law and as further described herein. Stockholders who do not exercise their rights to the funds held in the trust account in connection with such an amendment to our certificate of incorporation would still have rights to the funds held in the trust account in connection with any other applicable amendment to our certificate of incorporation and a subsequent Business Combination to the extent they are then stockholders. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. Holders of warrants do not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A common stock and warrants are listed on the NYSE. Although we currently meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial Business Combination. In order to continue listing our securities on the NYSE prior to our initial Business Combination, we must maintain certain financial, distribution and stock price levels. Additionally, our shares will not be traded after completion of our Initial Business Combination and, in connection with our initial Business Combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, in order for our Class A common stock to be listed upon the consummation of our initial Business Combination, at such time, our share price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly-held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units and our Class A common stock and warrants are listed on the NYSE, our units, Class A common stock and warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the warrants could be converted into cash or stock, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to (i) cure any ambiguity or correct any mistake and (ii) to provide for the delivery of Alternative Issuance (as defined in the warrant agreement), but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any working capital warrants or any provision of the warrant agreement with respect to the private placement warrants or working capital warrants, 50% of the number of then outstanding private placement warrants and working capital warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or stock, shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant if, among other things, the last reported sales price of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described in the Description of Securities attached as an exhibit hereto) for any 10 trading days within a 20 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to: (1) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants; or (3) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us (except as described herein) so long as they are held by our sponsor or its permitted transferees.

In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are “out-of-the-money,” in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial Business Combination.

We issued warrants to purchase 13,800,000 shares of our Class A common stock, at a price of $11.50 per whole share (subject to adjustment as provided herein), as part of the units offered in our Initial Public Offering, simultaneously with the closing of our Initial Public Offering, we issued in a private placement an aggregate of 9,800,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 17,250,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. Prior to our Initial Public Offering, we entered into a loan agreement with our sponsor pursuant to which we may borrow up to $2,000,000 in order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial Business Combination. Subsequently, the loan agreement was amended to increase the aggregate principal amount from $2,000,000 to $3,000,000. Our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If our sponsor, an affiliate of our sponsor or certain of our officers and directors make any working capital loans, up to $2,000,000 of such loans may be converted into warrants, at the price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. To the extent we issue shares of Class A common stock to effectuate our initial Business Combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the Business Combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the warrants sold as part of the units in our Initial Public Offering except that, so long as they are held by our sponsor or its permitted transferees: (1) they will not be redeemable by us (subject to certain exceptions); (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of these warrants) are entitled to registration rights. The private placement warrants will not vote on any amendments to the warrant agreement discussed elsewhere in this Annual Report on Form 10-K.

Because each unit contains one-fifth of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-fifth of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole warrants will trade. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a Business Combination since the warrants will be exercisable in the aggregate for one-fifth of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive Business Combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the warrant agreement does not apply to (i) suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum or (ii) any of the types of actions that are required to be brought in the Court of Chancery of the State of Delaware pursuant to our amended and restated certificate of incorporation. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of our warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial Business Combination.

Unlike most blank check companies, if we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our sponsor or its affiliates, without taking into account any founder shares held by our sponsor or such affiliates, as applicable, prior to such issuance) (the “newly issued price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the newly issued price, the $18.00 per share redemption trigger price described in the Description of Securities filed as an exhibit hereto will be adjusted (to the nearest cent) to be equal to 180% of the newly issued price and the $10.00 per share redemption trigger price described in the Description of Securities filed as an exhibit hereto will be adjusted (to the nearest cent) to be equal to the newly issued price. This may make it more difficult for us to consummate an initial Business Combination with a target business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

General Risk Factors

A potential target’s business could be affected by political instability, including relating to Ukraine and related sanctions or export controls imposed by the U.S., EU, UK, or other governments.

The ongoing conflict in Ukraine—along with the responses of the governments of the United States, EU member states, the United Kingdom, and other nations—have the potential to materially adversely affect a potential target business’s operations or assets in—or (direct or indirect) dealings with parties organized or located within—Ukraine, Russia, and Belarus. Due to recent geopolitical developments, the United States, European Union, United Kingdom, and other nations have announced or threatened new sanctions and export restrictions targeting Russian and Belarusian individuals and entities, as well as disputed territories within Ukraine. Russia and its allies may respond with countermeasures, which could further restrict the target business’s operations in or related to the foregoing countries. It is unclear how long existing restrictions (and countermeasures) will remain in place or whether new restrictions (or countermeasures) may be imposed. Existing restrictions have negatively impacted the Russian economy, and there can be no guarantee that existing (or new) restrictions or countermeasures will not materially adversely affect the Russian (or global) economy. Any of the foregoing could have a material adverse impact on a potential target business’s financial condition, results of operations, or prospects.

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated company with no operating results, and we did not commence operations until obtaining funding through our Initial Public Offering. Because we lack a significant operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our initial Business Combination. If we fail to complete our initial Business Combination, we will never generate any operating revenues.

Past performance by Glenview and our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Glenview and our management team is presented for informational purposes only. Any past experience and performance of Glenview or our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial Business Combination; or (2) of any results with respect to any initial Business Combination we may consummate. You should not rely on the historical record of Glenview or our management team’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Glenview.

Glenview’s financial position could change, negatively impacting its role in helping us complete our initial Business Combination.

Glenview’s financial position could be negatively impacted due to a variety of factors. From time to time, Glenview may be a party to lawsuits, which if resolved in an unfavorable manner for Glenview, could have a material impact on Glenview’s financial position. To the extent Glenview’s financial position is less stable, it may have difficulty retaining certain key investment professionals, which could negatively impact Glenview’s ability to help us consummate our initial Business Combination.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $250 million as of the end of that fiscal year’s second fiscal quarter, and (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the aggregate worldwide market value of our common stock held by non-affiliates equaled or exceeded $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

ITEM  1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM  2.    PROPERTIES.

We currently maintain our executive offices at 767 Fifth Avenue, 44th Floor, New York, NY 10153 from an entity affiliated with Longview Investors II LLC. The cost for this space is included in the $10,000 per month, for up to 24 months, fee that Longview pays an affiliate of Longview Investors II LLC for office space, utilities, administrative and support services. Longview considers its current office space adequate for its current operations.

ITEM  3.    LEGAL PROCEEDINGS.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM  4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM  5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our units, Class A common stock and warrants are traded on NYSE under the symbol “LGV.U,” “LGV,” and “LGV WS,” respectively.

Holders

As of March 17, 2022, there were one holder of record of our units, one holder of record of our Class A common stock, four holders of record of our Class B common stock and two holders of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness in connection with a Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On March 23, 2021, we consummated our Initial Public Offering of 69,000,000 units. Each unit consists of one share of Class A common stock and one fifth of one redeemable warrant. Each whole warrant entitles the holder thereof to purchase one share of Longview Class A common stock for $11.50 per share, subject to adjustment. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds, before expenses, of $690,000,000. UBS Securities LLC and Cowen and Company, LLC acted as book-running managers of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-25294). The SEC declared the registration statement effective on March 18, 2021.

Simultaneously with the consummation of our Initial Public Offering, we consummated a private placement of 9,800,000 warrants to our sponsor at a price of $1.50 per private placement warrant, generating total proceeds, before expenses, of $14,700,000. Each private placement warrant is exercisable to purchase one share of Longview Class A common stock, par value $0.0001 per share, at $11.50 per share.

Of the gross proceeds received from the Initial Public Offering and the private placement warrants, $690,000,000 was placed in a Trust Account.

We paid a total of $12,700,000 underwriting discounts and commissions and $641,388 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $22,225,000 in underwriting discounts and commissions. Such deferred commissions are held in trust and will be released to the underwriters only upon the completion of an initial Business Combination.

There has been no material change in the planned use of proceeds from such use as described in the Company’s final prospectus (File No. 333-252594), dated March 18, 2021.

ITEM  6.    [RESERVED.]

ITEM  7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto which are included in “Item 8. Consolidated Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

As previously announced on July 15, 2021, the Company entered into a business combination agreement with HF Halo Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and HeartFlow Holding, Inc. (“HeartFlow”) (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement, Merger Sub would merge with and into HeartFlow (the “Merger”), with HeartFlow surviving the Merger as a wholly owned subsidiary of the Company. In addition, the Company would be renamed HeartFlow Group, Inc. (“New HeartFlow”) following the consummation of the transactions.

On February 4, 2022, Longview, HeartFlow and Merger Sub entered into a Termination of the Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Business Combination Agreement, effective immediately. As per Longview’s Current Report on Form 8-K filed with the SEC on November 15, 2021, Longview requested that HeartFlow management undertake a thorough analysis of its financial projections. Following the conclusion of that process, and extensive mutual efforts to negotiate an appropriate valuation adjustment, both parties agreed to terminate the Business Combination Agreement.

As a result of the termination of the Business Combination Agreement, the Business Combination Agreement is of no further force and effect, and certain transaction agreements entered into in connection with the Business Combination Agreement, including, but not limited to, the Investors’ Rights Agreement, dated as of July 15, 2021 and to be effective as of the closing of the Business Combination, by and among Longview, the sponsor, and certain holders, will either be terminated or no longer be effective, as applicable, in accordance with their respective terms.

Longview intends to continue to pursue the consummation of a Business Combination with an appropriate target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 23, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for our Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $7,401,495, which consists of a change in fair value of derivative liabilities of $13,136,000, change in the fair value of the FPA of $9,902,957, change in fair value of convertible note-related party of $65,344, and interest earned on investments held in the trust account of $148,899, offset by operating costs of $4,947,619, reversal of initial classification of FPA liability of $9,902,957, and transaction costs allocated to derivative liabilities of $1,001,129.

For the period from October 23, 2020 (inception) through December 31, 2020, we had net loss of $1,519, which consisted of operating and formation costs.

Liquidity, Capital Resources and Going Concern

On March 23, 2021, we consummated the Initial Public Offering of 69,000,000 units, at $10.00 per unit, generating gross proceeds of $690,000,000, which is described in Note 3 to our consolidated financial statements. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,800,000 private placement warrants at a price of $1.50 per private placement warrant in a private placement to the sponsor, generating gross proceeds of $14,700,000.

Following the Initial Public Offering, the full exercise of the underwriters’ over-allotment option and the sale of the private placement warrants, a total of $690,000,000 was placed in the trust account. We incurred $35,566,388 in transaction costs related to our Initial Public Offering, including $12,700,000 of underwriting fees, $22,225,000 of deferred underwriting fees and $641,388 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $3,377,030. Net income of $7,401,495 was affected by interest earned on investments held in the trust account of $148,899, change in fair value of warrant liabilities of $13,136,000, change in fair value of the convertible note-related party of $65,344, reversal of initial classification of FPA liability of $9,902,957, change in the fair value of the FPA of $9,902,957 and transaction costs allocated to warrant liabilities of $1,001,129. Changes in operating assets and liabilities provided $1,570,589 of cash for operating activities.

For the period from October 23, 2020 (inception) through December 31, 2020, cash used in operating activities was $19. Net loss of $1,519 was affected by changes in operating assets and liabilities which provided $1,500 of cash for operating activities.

As of December 31, 2021, we had investments held in the trust account of $690,148,899 (including $148,899 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance of the trust account may be used by us to pay taxes. Through December 31, 2021, we have not withdrawn any interest earned from the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $6,563. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We are party to a loan agreement with our sponsor pursuant to which we may borrow up to $2,000,000 in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. Our sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the option of the lender. The warrants would be identical to the private placement warrants. During the year ended December 31, 2021, we drew down $2,000,000 under the sponsor loan.

On February 15, 2022, the Company and our sponsor further amended the Sponsor Loan to increase the aggregate principal amount of the Sponsor Loan from $2,000,000 to $3,000,000. All other terms of the Sponsor Loan remain in full force and effect.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

The Company intends to complete a Business Combination by March 23, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

We have until March 23, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 23, 2023. The Company intends to complete their Business Combination before the mandatory liquidation date.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of our balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Net Income (Loss) Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income (loss) is allocated pro rata between the two share classes. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have two classes of stock, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, FASB issued ASU 2020-06 to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issues, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM  8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

This information appears following Item 15 of this Report and is included herein by reference.

ITEM  9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM  9A.    CONTROLS AND PROCEDURES.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM  9B.    OTHER INFORMATION.

None.

ITEM  9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not Applicable.

PART III

ITEM  10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Larry Robbins	52	Chairman

John Rodin	46	Chief Executive Officer and Director

Mark Horowitz	50	Chief Financial Officer

Westley Moore	43	Director

Shalinee Sharma	44	Director

Brian Zied	52	Director

Our directors and executive officers are as follows:

Larry Robbins has served as our Chairman since our inception. Mr. Robbins is the Founder, Portfolio Manager and CEO of Glenview. Prior to founding Glenview in 2000, Mr. Robbins spent six years as an analyst and partner at Omega Advisors on their U.S. equity long/short team. He joined Omega after three years at Gleacher & Company, a merger and acquisition advisory boutique in New York. Through their Robbins Family Foundation, Mr. Robbins and his wife Sarahmay are active supporters of education reform both in New York City and on a national level. He serves as Chairman of the Board for Together Education, and he is a Board Member for the Relay Graduate School of Education, Robin Hood Foundation, and Zearn. In addition, Mr. Robbins is the Senior Chair of the Wall Street Division of the UJA-Federation. Mr. Robbins currently serves as a director on the board of Butterfly Networks, Inc. He is the lead independent director and serves on the Compensation Committee and Nominating and Corporate Governance Committee. Mr. Robbins graduated with honors from the Wharton School and Moore School of the University of Pennsylvania in 1992, where he received his Bachelors of Science in Economics and Engineering, with majors in accounting, finance, marketing, and systems engineering. We believe that Mr. Robbins’ significant investment experience make him well qualified to serve as a member of our board of directors.

John Rodin has served as our Chief Executive Officer and a Director since our inception. Mr. Rodin re-joined Glenview as a Partner and Co-President in August 2015. Prior to re-joining Glenview, Mr. Rodin was President of Fantex Brokerage Services, a San Francisco-based start-up in the business of acquiring and IPO’ing shares tied to the cash flows of professional athletes and entertainers. Before joining Fantex in 2012, Mr. Rodin served as Co-President of Glenview. Mr. Rodin started at Glenview in March 2002 and was named Director of Research in 2006 and Partner in April 2007. Prior to joining Glenview, Mr. Rodin worked in the Institutional Equity Sales Department at Goldman Sachs. Prior to his time in the Equities Division, Mr. Rodin spent two years as a Financial Analyst in the Investment Banking Division at Goldman Sachs. Mr. Rodin graduated magna cum laude from Columbia University with a Bachelor of Arts in History in 1997. We believe that Mr. Rodin’s significant investment experience make him well qualified to serve as a member of our board of directors.

Mark Horowitz has served as our Chief Financial Officer since our inception. Mr. Horowitz joined Glenview in 2004 and is a Partner and Co-President. Prior to Glenview, Mr. Horowitz was part of the senior management team of Axiom Legal Solutions Inc., a professional services outsourcing firm, which he joined at inception in 2000. Prior to Axiom, Mr. Horowitz was a corporate and securities lawyer at Cravath, Swaine & Moore and Brobeck, Phleger & Harrison. Mr. Horowitz received a J.D. from Harvard Law School in 1996 and a Bachelor of Arts in Economics from the University of Michigan in 1993, where he graduated Phi Beta Kappa with Highest Honors.

Westley Moore has served as a director since March 2021. In June 2021, Mr. Moore announced his campaign to become the Democratic candidate for Governor in the state of Maryland. Before launching his gubernatorial campaign, Mr. Moore served as the Chief Executive Officer of the Robin Hood Foundation, one of the largest anti-poverty organizations in the United States, from March 2017 to May 2021. Before Robin Hood, in 2013, Mr. Moore founded BridgeEdU, an innovative technology platform addressing college completion and job placement, and served as its Chief Executive Officer until February 2017 and its Chairman until June 2019, when it was acquired. Previously, Mr. Moore worked in finance as an investment banker with Deutsche Bank and Citigroup. Mr. Moore is a best-selling author, whose works include “The Other Wes Moore,” “The Work,” “Discovering Wes Moore” and “This Way Home.” He served as a captain and paratrooper with the U.S. Army’s 82nd Airborne, including a combat deployment to Afghanistan, and as a White House Fellow to Secretary of State Condoleezza Rice. Mr. Moore graduated Phi Theta Kappa from Valley Forge Military College in 1998 and Phi Beta Kappa from Johns Hopkins University with a Bachelor of Arts in International Relations in 2001. He earned a MLitt in International Relations from Oxford University as a Rhodes Scholar in 2004. We believe that Mr. Moore’s executive and entrepreneurial experience make him well qualified to serve as a member of our board of directors.

Shalinee Sharma has served as a director since March 2021. Since February 2012, Ms. Sharma has served as Chief Executive Officer and Co-Founder of Zearn, a nonprofit math platform and curriculum. Zearn Math is a K-8 math curriculum and professional development platform that supports daily differentiation and engagement in mathematics teaching and learning. Prior to Zearn, she spent more than a decade at Bain & Co., leading work for clients in technology, financial services and education. She holds a Bachelor of Arts in History from Brown University and an MBA from Harvard Business School. We believe that Mr. Sharma’s executive and entrepreneurial experience make her well qualified to serve as a member of our board of directors.

Brian Zied has served as a director since March 2021. Since July 2019, Mr. Zied has served as Chief Financial Officer of KIPP NYC Public Charter Schools, a non-profit network of free, open-enrollment, public charter schools. Before that, he was Managing Partner of Charter Bridge Capital from January 2018 to December 2019. Before Charter Bridge Capital, Mr. Zied was an analyst at Impala Asset Management, a hedge fund, from September 2017 until December 2017. Before Impala, he was Portfolio Manager, Co-Head of Equities at Pine River Capital Management from October 2015 until September 2016. Before that, Mr. Zied was the founder, chief executive officer and portfolio manager of Charter Bridge Capital from its inception in 2010 until 2015. Previously, he was a limited partner and retail sector head at Maverick Capital from 1998 to 2010. Mr. Zied holds a Bachelor of Science in Economics and a Bachelor of Applied Science in Engineering from the University of Pennsylvania. We believe that Mr. Zied’s experience as a financial executive and experience in investments make him well qualified to serve as a member of our board of directors.

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent within one year of our Initial Public Offering. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). We have three “independent directors” as defined in the NYSE rules and applicable SEC rules. Our board has determined that each of Westley Moore, Shalinee Sharma and Brian Zied is an independent director under applicable SEC and NYSE rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Number and Terms of Officers and Directors

Our board of directors consists of five members. In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of our initial directors will expire at our first annual meeting of stockholders.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, a Secretary and such other offices (including without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined from time to time by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and will have the composition and responsibilities described below. The charter of each committee is available on our website. Our audit committee, compensation committee and nominating and corporate governance committee are composed solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. The members of our audit committee are Messrs. Moore and Zied and Ms. Sharma. Mr. Zied serves as chairman of the audit committee.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Zied qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and responsibilities of the audit committee, including:

●	assisting board oversight of (1) the integrity of our consolidated financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;
●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	meeting to review and discuss our annual audited consolidated financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our consolidated financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Moore and Zied and Ms. Sharma. Ms. Sharma serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibilities of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement (if applicable); and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Messrs. Moore and Zied and Ms. Sharma. Mr. Moore serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board of directors, and recommending to the board of directors candidates for nomination for election at the annual stockholder meeting or to fill vacancies on the board of directors;
●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and is directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial Business Combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer, which is available on our website at https://www.longviewacquisition.com/longview-acquisition-corp-ii under Code of Ethics. Our Code of Ethics is a “code of ethics,” as defined in Item 406(b) of Regulation S-K. Please note that our Internet website address is provided as an inactive textual reference only. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

ITEM  11.     EXECUTIVE COMPENSATION.

None of our officers or directors has received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial Business Combination and our liquidation, we will pay an affiliate of our sponsor a total of $10,000 per month, for up to 24 months for office space, utilities, administrative and support services. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates.

After the completion of our initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed Business Combinations.

It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial Business Combinations will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial Business Combinations should be a determining factor in our decision to proceed with any potential Business Combinations.

ITEM  12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2022:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

The beneficial ownership of Longview common stock pre-Business Combination is based on 86,250,000 shares of Longview common stock (including 69,000,000 public shares and 17,250,000 sponsor shares) issued and outstanding as of March 17, 2022.

	Number of Shares	Approximate Percentage of
Name and Address of Beneficial Owner(1)	Beneficially Owned	Outstanding Common Stock
Directors and Executive Officers
Larry Robbins(2)	5,500,000	6.38%
John Rodin	—	—
Mark Horowitz	—	—
Westley Moore	25,000	*
Shalinee Sharma	25,000	*
Brian Zied	25,000	*
All directors and executive officers as a group (6 individuals)	5,575,000	6.46%
Five Percent Holders
Longview Investors II LLC (our sponsor)(3)(4)	17,175,000	19.91%
Total Shares Outstanding	86,250,000	100.00%

*Less than one percent.

(1)Unless otherwise noted, the business address of each of the following entities or individuals is 767 Fifth Avenue, 44th Floor, New York, New York 10153.

(2)Mr. Robbins is deemed to be the beneficial owner of shares held by investment funds managed by Glenview Capital Management, LLC.

(3)Interests shown consist solely of sponsor shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial Business Combination on a one-for-one basis, subject to adjustment. Excludes forward purchase shares included in the forward purchase units that will only be issued, if at all, at the time of our initial Business Combination.

(4)Represents 17,175,000 sponsor shares held of record by our sponsor. Mr. Robbins is the managing member of our sponsor. Mr. Robbins shares voting and dispositive power over the sponsor shares held by our sponsor and may be deemed to beneficially own such shares.

Our initial stockholders hold 17,250,000 founder shares. Because of their ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

ITEM  13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On November 18, 2020, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On January 22, 2021, we effected a stock dividend of 11,500,000 shares with respect to our Class B common stock, resulting in our sponsor holding an aggregate of 17,250,000 founder shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. Our sponsor did not purchase any units in the Initial Public Offering. In January 2021, our sponsor transferred 25,000 founder shares to each of our then-director nominees (for a total of 75,000 founder shares).

We entered into an Administrative Services Agreement pursuant to which we will also pay an affiliate of our sponsor a total of $10,000 per month, for up to 24 months for office space, utilities, administrative and support services. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable

Business Combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor agreed to loan us up to $300,000 under an unsecured promissory note to be used for a portion of the expenses of the Initial Public Offering. These loans were repaid upon completion of the Initial Public Offering out of the $1,100,000 of offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account.

In addition, in order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial Business Combination, on March 18, 2021 we entered into a loan agreement with our sponsor prior to the consummation of the Initial Public Offering providing for borrowings of up to $2,000,000. On February 15, 2022, the loan agreement was amended to increase the principal amount of borrowings from $2,000,000 to $3,000,000. Our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete our initial Business Combination, we expect to repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of any additional loans, if any, have not been determined and no written agreements exist with respect to such additional loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

Our sponsor purchased an aggregate of 9,800,000 private placement warrants at a price of $1.50 per warrant ($14,700,000 in the aggregate) in a private placement simultaneously with the closing of our Initial Public Offering. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our sponsor is permitted to transfer the private placement warrants held by it to certain permitted transferees, including our officers and directors and other persons or entities affiliated with or related to them, but the transferees receiving such securities will be subject to the same agreements with respect to such securities as our sponsor. Otherwise, these warrants are not, subject to certain limited exceptions, transferable or salable until 30 days after the completion of our initial Business Combination. The private placement warrants are non-redeemable so long as they are held by our sponsor or its permitted transferees (except as described in the Description of Securities attached as an exhibit hereto). The private placement warrants may also be exercised by our sponsor or its permitted transferees for cash or on a cashless basis and our sponsor and its permitted transferees will also have certain registration rights related to the private placement warrants (including the shares of Class A common stock issuable upon exercise of the private placement warrants), as described below. Otherwise, the private placement warrants have terms and provisions that are identical to those of the warrants being sold as part of the units in our Initial Public Offering.

On March 18, 2021, we entered into a forward purchase agreement pursuant to which the forward purchase investors agreed to subscribe for an aggregate of up to 10,000,000 units, at a purchase price of $10.00 per unit, or up to $100,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of our initial Business Combination. The forward purchase investors will determine in their sole discretion the specific number of forward purchase units they will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one share of Class A common stock and one-fifth of one redeemable warrant. The terms of the forward purchase units are generally identical to the terms of the units being issued in the Initial Public Offering.

On July 15, 2021, we amended the forward purchase agreement. The amended agreement provides that the Company shall issue and sell forward purchase shares at a price of $10.00 per share. The forward purchase share amounts as defined in the amended agreement will be based on redemption proceeds and the per share consideration associated with the Class A shares of the Company prior to the proposed Business Combination (subject to certain adjustments and limitations). The closing of the sale of the forward purchase shares (the “FPS Closing”) shall be held on the same date and immediately prior to the Business Combination closing. At the FPS Closing, the Company shall provide instructions to the escrow agent holding the FPS purchase price to release the funds in the escrow account to the Company and will issue to each Purchaser the number of Forward Purchase Shares as set forth in the notice of Forward Purchase Share amounts. The forward purchase shares, as amended, no longer contain units that are subject to fair value consideration and no longer meet the liability classification based on the modified terms set forth in the amended agreement.

The forward purchase agreement, as amended, provides that the forward purchase investors are entitled to registration rights with respect to (A) the forward purchase shares, (B) the forward purchase warrants, (C) the shares underlying the forward purchase warrants and (D) any other shares of Class A common stock or warrants acquired by the forward purchase investors, including any acquired after we complete our initial Business Combination.

Related Person Transactions Policy

We have adopted our Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial Business Combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, if required by applicable law or based upon the decision of our board of directors or a committee thereof, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial Business Combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. For the year ended December 31, 2021 and for the period from October 23, 2020 (inception) through December 31, 2020, fees for our independent registered public accounting firm were approximately $83,250 and $46,350, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2021 and 2020 consolidated financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2021 and for the period from October 23, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of consolidated financial statements.

Tax Fees. For the year ended December 31, 2021 our independent registered public accounting firm rendered services to us for tax compliance, tax advice and tax planning for the amount of $6,595. For the period from October 23, 2020 (inception) through December 31, 2020, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2021 and for the period from October 23, 2020 (inception) through December 31, 2020, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM  15.     EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 100)	F-2
Consolidated Balance Sheets as of December 31, 2021 and 2020.	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2021 and the Period from October 23, 2020 (Inception) Through December 31, 2020	F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Year Ended December 31, 2021 and the Period from October 23, 2020 (Inception) Through December 31, 2020	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2021 and the Period from October 23, 2020 (Inception) Through December 31, 2020	F-6
Notes to Consolidated Financial Statements	F-7
(2)	Consolidated Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit number	Description of exhibit

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Form S-1 filed on January 29, 2021 (File No. 333-252594)).

3.2	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242)).

3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1, filed on January 29, 2021 (File No. 333-252594)).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 3.3 to the Company’s amendment to Form S-1, filed on March 2, 2021 (File No. 333-252594)).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 3.3 to the Company’s amendment to Form S-1, filed on March 2, 2021 (File No. 333-252594)).

4.3	Specimen Warrant Certificate (included in Exhibit 4.4) (incorporated by reference to Exhibit 3.3 to the Company’s Form S-1, filed on March 2, 2021 (File No. 333-252594)).

4.4

Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242)).

4.5	Description of Registrant’s Securities.
10.1

Private Placement Warrants Purchase Agreement, dated March 18, 2021, between the Company and Longview Investors II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242)).

10.2

Investment Management Trust Account Agreement, dated March 18, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242)).

10.3

Registration Rights Agreement, dated March 18, 2021, between the Company and certain security holders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242)).

10.4

Letter Agreement, dated March 18, 2021, between the Company, Longview Acquisition Corp. II LLC and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242).

10.5

Administrative Services Agreement, dated March 18, 2021, between the Company and Glenview Capital Management, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242).

10.6

Form of Indemnity Agreement, dated March 18, 2021, between the Company and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242).

10.7

Forward Purchase Agreement, dated March 18, 2021, among the Company, Glenview Capital Management, LLC and the Purchasers party thereto (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242)).

10.7.1

Amendment Number 1 to Forward Purchase Agreement, dated as of July 15, 2021, by and between Longview Acquisition Corp. II, Glenview Capital Management, LLC and certain entities affiliated with Glenview Capital Management, LLC. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-40242)).

10.8

Promissory Note, dated March 18, 2021, by and between the Registrant and Longview Investors II LLC (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on March 24, 2021 (File No. 001-40242)).

10.8.1

Amendment No. 1 to Promissory Note, dated February 15, 2022 made by and between Longview Acquisition Corp. II and Longview Investors II LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 15, 2022 (File No. 001-40242)).

10.9

Investors’ Rights Agreement, dated as of July 15, 2021, by and among Longview Acquisition Corp. II, Longview Investors II LLC, certain HeartFlow stockholders, and certain affiliates of Glenview Capital Management, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-40242)).

10.10

Business Combination Agreement, dated as of July 15, 2021, by and among Longview Acquisition Corp. II, HF Halo Merger Sub, Inc. and HeartFlow Holding, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-40242)).

10.11

Transaction Support Agreement, dated as of July 15, 2021, by and among Longview Acquisition Corp. II and certain stockholders of HeartFlow Holding, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-40242)).

10.12

Sponsor Letter Agreement, dated as of July 15, 2021, by and among Longview Investors II LLC, Longview Acquisition Corp. II and HeartFlow Holding, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 21, 2021 (File No. 001-40242)).

10.13

Termination of the Business Combination Agreement, dated as of February 4, 2022, by and among Longview Acquisition Corp. II, HF Halo Merger Sub, Inc. and HeartFlow Holding, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 4, 2022 (File No. 001-40242)).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL as contained in Exhibit 101)

ITEM  16.     FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2022.

Very truly yours,
LONGVIEW ACQUISITION CORP. II
By:	/s/ Mark Horowitz
Name:	Mark Horowitz
Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry Robbins	Chairman	March 31, 2022
Larry Robbins

/s/ John Rodin	Chief Executive Officer	March 31, 2022
John Rodin	(Principal Executive Officer)

/s/ Mark Horowitz	Chief Financial Officer	March 31, 2022
Mark Horowitz	(Principal Financial and Accounting Officer)

/s/ Westley Moore	Director	March 31, 2022
Westley Moore

/s/ Shalinee Sharma	Director	March 31, 2022
Shalinee Sharma

/s/ Brian Zied	Director	March 31, 2022
Brian Zied

LONGVIEW ACQUISITION CORP. II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Longview Acquisition Corp. II

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Longview Acquisition Corp. II (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and for the period from October 23, 2020 (inception) through December 31, 2020, and the related consolidated notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from October 23, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 23, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 31, 2022

PCAOB ID Number 100

LONGVIEW ACQUISITION CORP. II

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$6,563	$24,981
Prepaid expenses	663,130	—
Total Current Assets	669,693	24,981

Deferred offering costs	—	84,000
Investments held in Trust Account	690,148,899	—
TOTAL ASSETS	$690,818,592	$108,981

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$2,235,219	$1,500
Accrued offering costs	—	84,000
Convertible note, net – related party	1,934,656	—
Total Current Liabilities	4,169,875	85,500

Derivative liabilities	20,060,000	—
Deferred underwriting fee payable	22,225,000	—
Total Liabilities	46,454,875	85,500

Commitments and Contingencies

Class A common stock subject to possible redemption, $.0001 par value; 69,000,000 shares at $10.00 per share redemption value at December 31, 2021 and none issued and outstanding as of December 31, 2020	690,000,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no shares issued and outstanding (excluding 69,000,000 and no shares subject to possible redemption) at December 31, 2021 and 2020, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 17,250,000 shares issued and outstanding at December 31, 2021 and 2020	1,725	1,725
Additional paid-in capital	—	23,275
Accumulated deficit	(45,638,008)	(1,519)
Total Stockholders’ Equity (Deficit)	(45,636,283)	23,481
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$690,818,592	$108,981

The accompanying notes are an integral part of the consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF OPERATIONS

		For The Period from
		October 23, 2020
	Year Ended	(Inception) Through
	December 31, 2021	December 31, 2020
Operating and formation costs	$4,947,619	$1,519
Loss from operations	(4,947,619)	(1,519)

Other income:
Change in fair value of derivative liabilities	13,136,000	—
Change in fair value of FPA liabilities	9,902,957	—
Change in fair value of convertible note, net – related party	65,344	—
Initial classification of FPA liabilities	(9,902,957)	—
Transaction costs allocated to derivative liabilities	(1,001,129)	—
Interest earned on investments held in Trust Account	148,899	—
Total other income, net	12,349,114	—

Income (loss) before provision for income	7,401,495	(1,519)
Taxes benefit (provision) for income taxes	—	—
Net income (loss)	$7,401,495	$(1,519)

Weighted average shares outstanding of Class A common stock	53,523,288	—

Basic and diluted net income per share, Class A common stock	$0.11	$—

Weighted average shares outstanding of Class B common stock	16,744,521	15,000,000

Basic net income (loss) per share, Class B common stock	$0.11	$(0.00)

Weighted average shares outstanding of Class B common stock	17,250,000	—

Diluted net income per share, Class B common stock	$0.10	$—

The accompanying notes are an integral part of the consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEAR ENDED DECEMBER 31, 2021 AND THE PERIOD FROM OCTOBER 23, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

							Total
	Class A		Class B		Additional		Stockholders’
	Common Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – October 23, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	17,250,000	1,725	23,275	—	25,000

Net loss	—	—	—	—	—	(1,519)	(1,519)
Balance — December 31, 2020	—	$—	17,250,000	$1,725	$23,275	$(1,519)	$23,481

Cash received in excess of fair value of private placement warrants	—	—	—	—	686,000	—	686,000

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(709,275)	(53,037,984)	(53,747,259)

Net income	—	—	—	—	—	7,401,495	7,401,495
Balance – December 31, 2021	—	$—	17,250,000	$1,725	$—	$(45,638,008)	$(45,636,283)

The accompanying notes are an integral part of the consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONSOLIDATED STATEMENTS OF CASH FLOWS

		For the Period
		from October 23,
	For Year	2020 (inception)
	Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$7,401,495	$(1,519)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(148,899)	—
Change in fair value of derivative liabilities	(13,136,000)	—
Change in fair value of convertible note, net – related party	(65,344)	—
Transaction costs allocated to derivative liabilities	1,001,129	—
Initial classification of FPA liability	(9,902,957)	—
Change in fair value of FPA liability	9,902,957	—
Changes in operating assets and liabilities:
Prepaid expenses	(663,130)	—
Accounts payable	2,233,719	1,500
Net cash used in operating activities	(3,377,030)	(19)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(690,000,000)	—
Net cash used in investing activities	(690,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	677,300,000	—
Proceeds from sale of Private Placements Warrants	14,700,000	—
Proceeds from promissory note	2,000,000	—
Proceeds from promissory note – related party	300,000	—
Repayment of promissory note – related party	(300,000)	—
Payment of offering costs	(641,388)	—
Net cash provided by financing activities	693,358,612	25,000

Net Change in Cash	(18,418)	24,981
Cash – Beginning of period	24,981	—
Cash – End of period	$6,563	$24,981

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$84,000
Deferred underwriting fee payable	$22,225,000	$—

The accompanying notes are an integral part of the consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has a wholly owned subsidiary, HF Halo Merger Sub, Inc., which was incorporated in the state Delaware on July 14, 2021.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from October 23, 2020 (inception) through December 31, 2021, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on March 23, 2021, an amount of $690,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund, which invests only in direct U.S government treasury obligations, selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem p100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the distribution of the Trust Account, as described below.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $6,563 in its operating bank account and a working capital deficit of $3,500,182. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliated of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of December 31, 2021 and 2020 there was $2,000,000 and $0 outstanding under Working Capital Loans, respectively.

The Company intends to complete a Business Combination by March 23, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards (“FASB”) Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 23, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2021 and 2020, the Company had $6,563 and $24,981 held in cash, respectively. The Company did not have any cash equivalents at December 31, 2021 and 2020.

Investments Held in Trust Account

At December 31, 2021, the majority of the assets held in the Trust Account were held in U.S. Treasury Securities. At December 31, 2020, there were no assets held in the Trust Account.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative liabilities were expensed as incurred in the statements of operations. Offering costs amounting to $34,565,259 were charged to temporary equity upon the completion of the Initial Public Offering, and $1,001,129 of the offering costs were related to the derivative liabilities and charged to the statements of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 69,000,000 shares of Class A common stock subject to possible redemption at December 31, 2021, are presented as temporary equity, outside of the Stockholders’ Equity (Deficit) section of the Company’s balance sheets. As of December 31, 2020, there were no shares subject to possible redemption.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2021 the Class A common stock reflected in the balance sheets are reconciled in the following table:

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021, the Company had a deferred tax asset of approximately $1,008,050, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the year ended December 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for the year ended December 31, 2021, was approximately 0%, which differs from the expected income tax rate due to the start-up costs (discussed above), the change in fair value of the warrants, and transactions costs incurred in connection with the warrant liabilities which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company has two classes of common stock, which are referred to as Class A common stock and Class B common stock. Income (loss) is allocated pro rata between the two share classes. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented. The Company considered the Class B over-allotment forfeiture as it demonstrated a dilutive impact during December 31, 2021.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

			For The Period from
			October 23, 2020 (Inception)
	Year Ended		Through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$5,637,131	$1,764,364	$—	$(1,519)
Denominator:
Basic weighted average stock outstanding	53,523,288	16,744,521	—	15,000,000
Basic net income (loss) per common stock	$0.11	$0.11	$—	$(0.00)

			For The Period from
			October 23, 2020 (Inception)
	Year Ended		Through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$5,597,484	$1,804,011	$—	$—
Denominator:
Diluted weighted average stock outstanding	53,523,288	17,250,000	—	—
Diluted net income (loss) per common stock	$0.10	$0.10	$—	$—

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature. Except for derivative liabilities and convertible notes, see Note 10

Derivative Financial Instruments

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issues, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

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

Administrative Support Agreement

The Company agreed, commencing on the March 18, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative and support services. For the year ended December 31, 2021 and for the period from October 23, 2020 (inception) through December 31, 2020, the Company incurred and paid $100,000 and $0, respectively, in such fees.

Forward Purchase Agreement

On March 18, 2021, the Company entered into a forward purchase agreement (“FPA”) pursuant to which the forward purchase investors will agree to subscribe for an aggregate of up to 10,000,000 units, at a purchase price of $10.00 per unit, or up to $100,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of the Company’s initial business combination. The forward purchase investors will determine in their sole discretion the specific number of forward purchase units they will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one share of Class A common stock and one-fifth of one redeemable warrant. The terms of the forward purchase units will generally be identical to the terms of the units being issued in this offering.

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

Convertible Promissory Note

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 18, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced above, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000 (the “Convertible Promissory Note”). As of December 31, 2021, the outstanding principal balance under convertible promissory note amounted to an aggregate of $2,000,000. The note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At December 31, 2021, there was $2,000,000 of borrowings under the Sponsor Loan. This loan was valued using the fair value method. The fair value of the loan as of December 31, 2021, was $1,934,656, which resulted in a change in fair value of the convertible promissory note of $65,344 recorded in the statement of operations for the year ended December 31, 2021 (see Note 10).

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Termination of the Previously Announced Business Combination Agreement

As previously announced on July 15, 2021, the Company entered into a business combination agreement with HF Halo Merger Sub, Inc., a wholly owned subsidiary of the Company (“Merger Sub”) and HeartFlow Holdings, Inc. (the “Business Combination Agreement”). Pursuant to the Business Combination Agreement Merger Sub would merge with and into HeartFlow (the “Merger”), with HeartFlow surviving the Merger as a wholly owned subsidiary of the Company. In addition, the Company would be renamed HeartFlow Group, Inc. (“New HeartFlow”) following the consummation of the transactions.

On February 4, 2022, Longview, HeartFlow and Merger Sub entered into a Termination of the Business Combination Agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Business Combination Agreement, effective immediately.

Longview intends to continue to pursue the consummation of a business combination with an appropriate target.

NOTE 7. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 69,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of December 31, 2021, there were 13,800,000 Public Warrants outstanding. As of December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement registering the issuance, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●in whole and not in part;
●at a price of $0.01 per Public Warrant;
●upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●if, and only if, the last reported sale price of the Class A common stock equals or exceeds $18.00 per share (as adjusted) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date the Company sends the notice of redemption to the warrant holders.

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

Redemption of Warrants when the price per share of Class A common stock equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described below with respect to the Private Placement Warrants):

●in whole and not in part;
●at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares, based on the redemption date and the fair market value of the Class A common stock except as otherwise described below;
●if, and only if, the last reported sale price of the Class A common stock equals or exceeds $10.00 per share (as adjusted) for any 10 trading days within the 20-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●if the last reported sale price of the Class A common stock for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

At December 31, 2021, there were 9,800,000 Private Placement Warrants outstanding. As of December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. INCOME TAX

The Company did not have any significant deferred tax assets or liabilities as of December 31, 2021 and 2020.

The Company’s net deferred tax assets are as follows:

	December 31,
	2021	2020
Deferred tax asset
Net operating loss carryforward	$1,695	$319
Organizational costs/Startup expenses	1,006,355	—
Total deferred tax asset	1,008,050	319
Valuation allowance	(1,008,050)	(319)
Deferred tax asset, net of allowance	$—	$—

The income tax provision consists of the following:

	December 31,
	2021	2020
Federal
Deferred benefit	$(1,007,731)	$(319)

Change in valuation allowance	1,007,731	319
Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company has $6,552 and $1,519 U.S. federal and state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from October 23, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $1,007,731 and $319, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(9.3)%	0.0%
Transaction costs allocated to warrants	(25.3)%	0.0%
Change in valuation allowance	13.6%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

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

At December 31, 2021, assets held in the Trust Account were comprised of $4,727 in cash and $690,144,171 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2021, are as follows:

				Gross
			Amortized	Holding	Fair
	Held-To-Maturity	Level	Cost	Gain	Value
December 31, 2021	U.S. Treasury Securities (Mature on 01/11/22)	1	$690,144,171	$6,829	$690,151,000

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,
Description	Level	2021
Liabilities:
Derivative Liability – Public Warrants	1	$11,730,000
Derivative Liability – Private Placement Warrants	2	$8,330,000
Convertible Note – related party	3	$1,934,656

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liabilities on the Company’s accompanying December 31, 2021, balance sheets. The derivative liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative liabilities in the statements of operations.

As of March 23, 2021 (closing date of the Initial Public Offering), the Warrants were initially valued using a Monte Carlo simulation model for the Public Warrants and a Modified Black Scholes model for the Private Placement Warrants, which are considered to be a Level 3 fair value measurements. The model's primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 23, 2021 was derived from observable public warrant pricing on comparable 'blank-check' companies without an identified target. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

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

The following table presents the changes in the fair value of Level 3 derivatives:

	Private
	Placement	Public	Total
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on March 23, 2021 (Initial Public Offering)	14,014,000	19,182,000	33,196,000
Transfers to Level 1	—	(18,906,000)	(18,906,000)
Transfers to Level 2	(13,426,000)	—	(13,426,000)
Change in fair value	(588,000)	(276,000)	(864,000)
Fair value as of December 31, 2021	$—	$—	$—

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021, was $18,906,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the year ended December 31, 2021, was $13,426,000.

At December 31, 2021, the Convertible Promissory Note was valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Convertible Promissory note is the expected volatility of the common stock, which underlines the price of warrants into which the Convertible Promissory Note may be converted into. This liability is subject to re-measurement at each balance sheet date and loan withdrawal date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the loan as of December 31, 2021, was $1,934,656, which resulted in a change in fair value of the convertible promissory note of $65,344 recorded in the statement of operations for the year ended December 31, 2021.

The following table presents the quantitative information regarding Level 3 fair value measurements for the Convertible Promissory Notes:

December 31,
Input:	2021
Risk-free interest rate	1.27%
Expected term (years)	5.17
Expected volatility	13.50%
Exercise price	$11.50
Fair value of Units	$9.84

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes as of December 31, 2021:

Total
Fair value as of January 1, 2021	$—
Proceeds received through convertible note – related party	2,000,000
Change in fair value	(65,344)
Fair value as of December 31, 2021	$1,934,656

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021 for the convertible promissory notes.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On February 4, 2022, Longview, HeartFlow and Merger Sub entered into a Termination of the Business Combination Agreement pursuant to which the parties mutually agreed to terminate the Business Combination Agreement, effective immediately. See Note 6 for further detail.

On February 15, 2022, the Company and the Sponsor further amended the Promissory Note to increase the aggregate principal amount of the Promissory Note from $2,000,000 to $3,000,000. As of March 31, 2022, the Company has borrowed $650,000 on the note. All other terms of the Promissory Note remain in full force and effect.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these consolidated financial statements and the specific impact on the Company's financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.