Form 10-Q
period 2022-03-31
Longview Acquisition Corp. II
filed 2022-05-16
CIK 1832300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 16, 2022, there were 69,000,000 shares of Class A common stock, $0.0001 par value and 17,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LONGVIEW ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I - FINANCIAL INFORMATION

Item 1.Interim Condensed Consolidated Financial Statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$125,377	$6,563
Prepaid expenses	563,601	663,130
Total Current Assets	688,978	669,693

Investments held in Trust Account	690,350,022	690,148,899
TOTAL ASSETS	$691,039,000	$690,818,592

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,072,884	$2,235,219
Income taxes payable	63,771	—
Convertible note, net – related party	2,219,545	1,934,656
Total Current Liabilities	4,356,200	4,169,875

Derivative liabilities	15,812,179	20,060,000
Deferred underwriting fee payable	22,225,000	22,225,000
Total Liabilities	42,393,379	46,454,875

Commitments and Contingencies

Class A common stock subject to possible redemption 69,000,000 shares at $10.00 per share at March 31, 2022 and December 31, 2021	690,000,000	690,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no shares issued and outstanding (excluding 69,000,000 shares subject to possible redemption) at March 31, 2022, and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 17,250,000 shares issued and outstanding at March 31, 2022, and December 31, 2021	1,725	1,725
Additional paid-in capital	—	—
Accumulated deficit	(41,356,104)	(45,638,008)
Total Stockholders’ Deficit	(41,354,379)	(45,636,283)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$691,039,000	$690,818,592

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021

Operating and formation costs	$644,880	$61,198
Loss from operations	(644,880)	(61,198)

Other income (expense):
Change in fair value of warrant liabilities	10,148,000	(530,000)
Change in fair value of FPA liabilities	(5,900,179)	(149,223)
Change in fair value of convertible note, net – related party	365,111	—
Initial classification of FPA liabilities	—	(9,902,957)
Transaction costs allocated to warrant liabilities	—	(1,001,129)
Interest earned on investments held Trust Account	377,623	51
Total other income (expense), net	4,990,555	(11,583,258)

Income (loss) before provision for income taxes	4,345,675	(11,644,456)
Provision for income taxes	(63,771)	—
Net income (loss)	$4,281,904	$(11,644,456)

Weighted average shares outstanding of Class A common stock	69,000,000	60,800,000

Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.15)

Weighted average shares outstanding of Class B common stock	17,250,000	15,200,000

Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.15)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	17,250,000	$1,725	$—	$(45,638,008)	$(45,636,283)

Net income	—	—	—	—	—	4,281,904	4,281,904

Balance — March 31, 2022 (unaudited)	—	$—	17,250,000	$1,725	$—	$(41,356,104)	$(41,354,379)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	17,250,000	$1,725	$23,275	$(1,519)	$23,481

Sale of 9,800,000 Private Placement Warrants	—	—	—	—	686,000	—	686,000

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(709,275)	(53,037,984)	(53,747,259)

Net loss	—	—	—	—	—	(11,644,456)	(11,644,456)

Balance — March 31, 2021 (unaudited)	—	$—	17,250,000	$1,725	$—	$(64,683,959)	$(64,682,234)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,281,904	$(11,644,456)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(377,623)	(51)
Change in fair value of warrant liabilities	(10,148,000)	530,000
Change in fair value of convertible note, net – related party	(365,111)	—
Transaction costs allocated to warrant liabilities	—	1,001,129
Initial classification of FPA liability	—	9,902,957
Change in fair value of FPA liability	5,900,179	149,223
Changes in operating assets and liabilities:
Prepaid expenses	99,529	(614,569)
Income Taxes Payable	63,771	—
Accounts payable and accrued expenses	(162,335)	30,450

Net cash used in operating activities	(707,686)	(645,317)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(690,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	176,500	—

Net cash provided by (used in) investing activities	176,500	(690,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	677,300,000
Proceeds from sale of Private Placements Warrants	—	14,700,000
Proceeds from convertible note	650,000	—
Proceeds from promissory note – related party	—	300,000
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(608,938)

Net cash provided by financing activities	650,000	691,391,062

Net Change in Cash	118,814	745,745
Cash – Beginning of period	6,563	24,981
Cash – End of period	$125,377	$770,726

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$32,450
Deferred underwriting fee payable	$—	$22,225,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 23, 2020 (inception) through March 31, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on March 23, 2021, an amount of $690,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund, which invests only in direct U.S. government treasury obligations, selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the distribution of the Trust Account, as described below.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5), and any Public Shares purchased by the Sponsor during or after the Initial Public Offering in favor of approving a Business Combination and not to redeem any shares in connection with a stockholder vote to approve a Business Combination or sell any shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Initial transaction or do not vote at all.

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $125,377 in its operating bank account and a working capital deficit of $3,772,805. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of March 31, 2022 and December 31, 2021, there were amounts of $2,650,000 and $2,000,000 outstanding under the Working Capital Loans, respectively.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company intends to pursue the objective of completing a Business Combination by March 23, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 23, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with SEC on March 31, 2022. The interim results for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the majority of the assets held in the Trust Account were held in Treasury Bills, which are classified as held-to-maturity. The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying condensed consolidated statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative liabilities were expensed as incurred in the statements of operations. Offering costs amounting to $34,565,259 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $1,001,129 of the offering costs was related to the derivative liabilities and charged to the statements of operations.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 69,000,000 shares of Class A common stock subject to possible redemption at March 31, 2022 and December 31, 2021, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$690,000,000
Less:
Proceeds allocated to Public Warrants	(19,182,000)
Class A common stock issuance costs	(34,565,259)
Plus:
Accretion of carrying value to redemption value	53,747,259
Class A common stock subject to possible redemption	$690,000,000

Warrants

The Company accounts for the Public Warrants (as defined in Note 3) and Private Placement Warrants (together, with the Public Warrants, the “Warrants”) (see Note 4) in accordance with the guidance contained in ASC 815-40, under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $1,063,855 and $1,008,050, which had a full valuation allowance recorded against it, respectively.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three months ended March 31, 2022, the Company recorded $63,771 as a tax liability. The Company’s effective tax rate for three months ended March 31, 2022 and March 31, 2021, was approximately 1.47% and 0%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above), the change in fair value of the warrants, and transactions costs incurred in connection with the warrant liabilities which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022, and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended
	March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$3,425,522	$856,381	$(9,315,565)	$(2,328,891)
Denominator:
Basic and diluted weighted average stock outstanding	69,000,000	17,250,000	60,800,000	15,200,000
Basic and diluted net income (loss) per common stock	$0.05	$0.05	$(0.15)	$(0.15)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature. Except for derivative liabilities and convertible notes, see Note 9.

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. The Company evaluates the change based on the conversion price at the current market value. When recognized, changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed consolidated statements of operations (see Note 5).

Derivative Liabilities – Warrants and Forward Purchase Agreement

The Company accounts for the Warrants and Forward Purchase Agreement (“FPA”) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and these liabilities are subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

Administrative Support Agreement

The Company agreed, commencing on the March 18, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative and support services. For the three months ended March 31, 2022 and 2021, the Company incurred and paid $30,000 and $10,000, respectively, in such fees.

Forward Purchase Agreement

On March 18, 2021, the Company entered into a forward purchase agreement (“FPA”) pursuant to which the forward purchase investors will agree to subscribe for an aggregate of up to 10,000,000 units, at a purchase price of $10.00 per unit, or up to $100,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of the Company's initial business combination. The forward purchase investors will determine in their sole discretion the specific number of forward purchase units they will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one share of Class A common stock and one-fifth of one redeemable warrant. The terms of the forward purchase units will generally be identical to the terms of the units being issued in this offering.

On July 15, 2021, the Company amended the FPA. The amended agreement provides that the Company shall issue and sell Forward Purchase Shares (“FPS”). Each of the FPS will be sold for $10.00. The Forward Purchase Share amounts as defined in the amended agreement will be based on redemption proceeds and the per share consideration associated with the Class A shares of the Company prior to the proposed Business Combination (subject to certain adjustments and limitations). The closing of the sale of the Forward Purchase Shares (the “FPS Closing”) shall be held on the same date and immediately prior to the Business Combination Closing (such date being referred to as the “Closing Date”). At the FPS Closing, the Company shall provide instructions to the escrow agent holding the FPS purchase price to release the funds in the escrow account to the Company and will issue to each Purchaser the number of Forward Purchase Shares as set forth in the notice of Forward Purchase Share amounts which are contingent on the amount of shares redeemed on the Closing Date. The FPA does not meet the criteria for equity treatment and must be recorded as a liability as the FPS to be purchased have a variable settlement to be determined by an occurrence or non-occurrence of a specific future event.

Convertible Promissory Note

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 18, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced above, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000 (the “Convertible Promissory Note”). On February 15, 2022, the Company and the Sponsor further amended the Convertible Promissory Note to increase the aggregate principal amount of the Promissory Note from $2,000,000 to $3,000,000. The additional $1,000,000 in the Convertible

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Promissory Note is not convertible. As of March 31, 2022, the outstanding principal balance under the convertible portion of the Convertible Promissory Note amounted to an aggregate of $2,000,000, and the outstanding balance under the non-convertible portion amounted to an aggregate of $650,000. The note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan was accounted for using the fair value method. The fair value of the loan, including the conversion option, as of March 31, 2022, was $2,219,545, which resulted in a change in fair value of the Convertible Promissory Note of $356,111 recorded in the condensed consolidated statement of operations for the three months ended March 31, 2022 (see Note 9). At December 31, 2021, there was $2,000,000 of borrowings under the Convertible Promissory Note. The fair value of the loan as of December 31, 2021, was $1,934,656.

NOTE 6. COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

surviving the Merger as a wholly owned subsidiary of the Company. In addition, the Company would be renamed HeartFlow Group, Inc. (“New HeartFlow”) following the consummation of the transactions.

On February 4, 2022, the Company, HeartFlow and Merger Sub entered into a Termination of the Business Combination Agreement (the “Termination Agreement”) pursuant to which the parties mutually agreed to terminate the Business Combination Agreement, effective immediately.

The Company intends to continue to pursue the consummation of a business combination with an appropriate target.

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 69,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of March 31, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

At March 31, 2022 and December 31, 2021, there were 9,800,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2022, assets held in the Trust Account were comprised of $50,792 in cash and $690,299,230 in U.S. Treasury securities. During the three months ended March 31, 2022, the Company withdraw $176,500 of interest income from the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $4,728 in cash and $690,144,171 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2022 and December 31, 2021, are as follows:

				Gross
				Holding
	Held-To-Maturity	Level	Amortized Cost	Gain	Fair Value
March 31, 2022	U.S. Treasury Securities (Mature on 06/07/22)	1	$690,299,230	$16,773	$690,316,003

December 31, 2021	U.S. Treasury Securities (Mature on 01/11/22)	1	$690,144,171	$6,829	$690,151,000

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Liabilities:
Derivative Liability – Public Warrants	1	$5,796,000	$11,730,000
Derivative Liability – Private Placement Warrants	2	$4,116,000	$8,330,000
Convertible Note – related party	3	$2,219,545	$1,934,656
Forward Purchase Agreement	3	$5,900,179	$—

As of March 23, 2021 (closing date of the Initial Public Offering), the Warrants were initially valued using a Monte Carlo simulation model for the Public Warrants and a Modified Black Scholes model for the Private Placement Warrants, which are considered to be a Level 3 fair value measurements. The model’s primary unobservable input utilized in determining the fair value of the Warrants is the expected volatility of the common stock. The expected volatility as of March 23, 2021 was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. There were no transfers between level 1, 2 or 3 at March 31, 2022 and March 31, 2021.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

At March 31, 2022, the Convertible Promissory Note was valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Convertible Promissory Note is the expected volatility of the common stock, which underlines the price of warrants into which the Convertible Promissory Note may be converted into. This liability is subject to re-measurement at each balance sheet date and loan withdrawal date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the loan as of March 31, 2022, was $2,219,545, which resulted in a change in fair value of the Convertible Promissory Note of $365,111 recorded in the condensed consolidated statement of operations for the three months ended March 31, 2022. The fair value of the loan as of December 31, 2021, was $1,934,656.

The following table presents the quantitative information regarding Level 3 fair value measurements for the Convertible Promissory Notes:

	March 31,	December 31,
Input:	2022	2021
Risk-free interest rate	2.38	1.27%
Expected term (years)	5.84	5.17
Expected volatility	5.7	13.50%
Exercise price	$11.50	$11.50
Fair value of Units	$9.76	$9.84

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes as of March 31, 2022:

Total
Fair value as of January 1, 2021	$1,934,656
Proceeds received through convertible note – related party	650,000
Change in fair value	(365,111)
Fair value as of March 31, 2022	$2,219,545

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for the Convertible Promissory Notes.

At March 31, 2022, the Forward Purchase Agreement was valued using a Black-Scholes simulation model, which is considered to be a Level 3 fair value measurement. The model’s primary unobservable inputs utilized in determining the fair value of the Forward Purchase Shares, used the expected redemption of the common stock. The expected redemption percentage as of March 31, 2022 was 70%, derived from observable market data on pricing for comparable ‘blank-check’ companies of similar size. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Forward Purchase Agreement as of March 31, 2022, was $5,900,179, which resulted in a change in fair value of the Forward Purchase Agreement of $5,900,179 recorded in the condensed consolidated statement of operations for the three months ended March 31, 2022.

The following table presents the quantitative information regarding Level 3 fair value measurements for the Forward Purchase Agreement:

March 31,
Input:	2022
Risk-free interest rate	1.45%
Expected term (years)	0.84
Expected volatility	5.7%
Exercise price	$10.00

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

Fair value of Units	$9.76
Redemption Proceeds Estimate	70%

The following table presents the changes in the fair value of the Level 3 Forward Purchase Agreement as of March 31, 2022:

Total
Fair value as of January 1, 2021	$—
Change in fair value	5,900,179
Fair value as of March 31, 2022	$5,900,179

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On February 4, 2022, the Company, HeartFlow and Merger Sub entered into a Termination of the Business Combination Agreement (the “Termination Agreement”), pursuant to which the parties mutually agreed to terminate the Business Combination Agreement, effective immediately. As per Company’s Current Report on Form 8-K filed with the SEC on November 15, 2021, the Company requested that HeartFlow management undertake a thorough analysis of its financial projections. Following the conclusion of that process, and extensive mutual efforts to negotiate an appropriate valuation adjustment, both parties agreed to terminate the Business Combination Agreement.

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

The Company intends to continue to pursue the consummation of a Business Combination with an appropriate target.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 23, 2020 (inception) through March 31, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $4,281,904, which consists of a change in fair value of derivative liabilities of $10,148,000, change in fair value of the convertible note-related party of $365,111 and interest earned on marketable securities held in the Trust Account of $377,623, offset by operating costs of $644,880, provision for income taxes of $63,771 and change in the fair value loss of the FPA of $5,900,179.

For the three months ended March 31, 2021, we had a net loss of $11,644,456, which consists of operating costs of $61,198, change in fair value of derivative liabilities of $530,000, reversal of initial classification of FPA liability of $9,902,957, change in the fair value of the FPA of $149,223, and transaction costs allocated to derivative liabilities of $1,001,129, offset by interest earned on marketable securities held in the Trust Account of $51.

Liquidity and Capital Resources

On March 23, 2021, we consummated the Initial Public Offering of 69,000,000 Units, at $10.00 per Unit, generating gross proceeds of $690,000,000, which is described in Note 3 to our condensed consolidated financial statements. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,800,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $14,700,000.

Following the Initial Public Offering, the full exercise of the underwriters’ over-allotment option, and the sale of the Private Placement Warrants, a total of $690,000,000 was placed in the Trust Account. We incurred $35,566,388 in Initial Public Offering related costs, including $12,700,000 of underwriting fees, $22,225,000 of deferred underwriting fees and $641,388 of other costs.

For the three months ended March 31, 2022, cash used in operating activities was $707,686. Net income of $4,281,904 was affected by change in fair value of derivative liabilities of $10,148,000, change in fair value of the convertible note-related party of $365,111 and interest earned on marketable securities held in the Trust Account of $377,623 and change in the fair value loss of the FPA of $5,900,179. Changes in operating assets and liabilities provided $965 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $645,317. Net loss of $11,644,456 was affected by interest earned on marketable securities held in the Trust Account of $51, change in the fair value of the FPA of $149,223, initial classification of FPA liability of $9,902,957, change in fair value of warrant liabilities of $530,000, and transaction costs allocated to warrant liabilities of $1,001,129. Changes in operating assets and liabilities used $584,119 of cash for operating activities.

As of March 31, 2022, we had marketable securities held in the Trust Account of $690,350,022 (including approximately $377,623 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, the Company withdraw $176,500 of interest income from the Trust Account to pay franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $125,377. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We are party to a loan agreement with our sponsor pursuant to which we may borrow up to $2,000,000 in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. Our sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the option of the lender. The warrants would be identical to the private placement warrants. On February 15, 2022, the Company and our sponsor further amended the Convertible Promissory Note to increase the aggregate principal amount of the Convertible Promissory Note from $2,000,000 to $3,000,000. All other terms of the Convertible Promissory Note remain in full force and effect. During the three months ended March 31, 2022, we drew down $2,650,000 under the Convertible Promissory Note.

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

We have until March 23, 2023 to consummate a Business Combination. It is uncertain that we will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 23, 2023. The Company intends to pursue the objective of completing a Business Combination by March 23, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. The Company evaluates the change based on the conversion price at the current market value. When recognized, changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed consolidated statements of operations (see Note 5).

Derivative Liabilities – Warrants and Forward Purchase Agreement

The Company accounts for the Warrants and Forward Purchase Agreement (“FPA”) in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and these liabilities are subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets. We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Management does not believe that any other recently issues, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Item 3.Quantitative and Qualitative Disclosures Regarding Market Risk

Not required for smaller reporting companies.

Item 4.Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, due to the accounting for the Company’s amended FPA, our disclosure controls and procedures were not effective as of March 31, 2022, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our current and historic financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the company’s FPA as components of equity instead of as liabilities, the Company intends to address this material weakness by enhancing its processes to identify and appropriately apply applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the FPA on a quarterly basis.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 1A.Risk Factors

The information to be reported under this Item is not required for smaller reporting companies.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

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

Item 3.Defaults Upon Senior Securities

None

Item 4.Mine Safety Disclosures

None

Item 5.Other Information

None

Item 6.Exhibits

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

LONGVIEW ACQUISITION CORP. II

Date: May 16, 2022	By:	/s/ John Rodin
	Name:	John Rodin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Mark Horowitz
	Name:	Mark Horowitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)