Form 10-Q
period 2022-06-30
Longview Acquisition Corp. II
filed 2022-08-12
CIK 1832300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 12, 2022, there were 69,000,000 shares of Class A common stock, $0.0001 par value and 17,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LONGVIEW ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

Page
Part I. Financial Information
Item 1. Interim Condensed Consolidated Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2022 and 2021	2
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity/(Deficit) for the three months and six months ended June 30, 2022 and 2021	3
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021	4
Notes to Condensed Consolidated Financial Statements (unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	27
Item 4. Controls and Procedures	27
Part II. Other Information
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31
Part III. Signatures	32

PART I - FINANCIAL INFORMATION

Item 1.Interim Condensed Consolidated Financial Statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$46,417	$6,563
Prepaid expenses	417,391	663,130
Total Current Assets	463,808	669,693

Investments held in Trust Account	691,266,846	690,148,899
TOTAL ASSETS	$691,730,654	$690,818,592

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,101,179	$2,235,219
Income taxes payable	280,433	—
Convertible note, net – related party	2,382,292	1,934,656
Total Current Liabilities	4,763,904	4,169,875

Derivative liabilities - Warrants	3,068,000	20,060,000
Derivative Liability - FPA	4,669,749	—
Deferred underwriting fee payable	22,225,000	22,225,000
Total Liabilities	34,726,653	46,454,875

Commitments and Contingencies

Class A common stock subject to possible redemption 69,000,000 shares at approximately $10.01 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	691,055,412	690,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no shares issued and outstanding (excluding 69,000,000 shares subject to possible redemption) at June 30, 2022, and December 31, 2021, respectively	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 17,250,000 shares issued and outstanding at June 30, 2022, and December 31, 2021	1,725	1,725
Additional paid-in capital	—	—
Accumulated deficit	(34,053,136)	(45,638,008)
Total Stockholders’ Deficit	(34,051,411)	(45,636,283)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$691,730,654	$690,818,592

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating and formation costs	$476,963	$1,004,178	$1,121,843	$1,065,376
Loss from operations	(476,963)	(1,004,178)	(1,121,843)	(1,065,376)

Other income:
Change in fair value of warrant liabilities	6,844,000	1,394,000	16,992,000	864,000
Change in fair value of FPA liability	1,230,430	3,195,434	(4,669,749)	3,046,211
Change in fair value of convertible note, net – related party	(112,747)	—	252,364	—
Initial classification of FPA liability	—	—	—	(9,902,957)
Transaction costs allocated to warrant liabilities	—	—	—	(1,001,129)
Interest earned on investments held Trust Account	1,090,322	32,556	1,467,945	32,607
Total other income (expense), net	9,052,005	4,621,990	14,042,560	(6,961,268)

Income (loss) before provision for income taxes	8,575,042	3,617,812	12,920,717	(8,026,644)
Provision for income taxes	(216,662)	—	(280,433)	—
Net income (loss)	$8,358,380	$3,617,812	$12,640,284	$(8,026,644)

Weighted average shares outstanding, Class A common stock	69,000,000	69,000,000	69,000,000	64,950,000

Basic and diluted net income (loss) per share, Class A common stock	$0.10	$0.04	$0.15	$(0.10)

Weighted average shares outstanding, Class B common stock	17,250,000	17,250,000	17,250,000	16,237,500

Basic and diluted net income (loss) per share, Class B common stock	$0.10	$0.04	$0.15	$(0.10)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	17,250,000	$1,725	$—	$(45,638,008)	$(45,636,283)

Net income	—	—	—	—	—	4,281,904	4,281,904

Balance — March 31, 2022 (unaudited)	—	—	17,250,000	1,725	—	(41,356,104)	(41,354,379)

Accretion for Class A common stock subject to possible redemption	—	—	—	—	—	(1,055,412)	(1,055,412)

Net income	—	—	—	—	—	8,358,380	8,358,380

Balance – June 30, 2022 (unaudited)	—	$—	17,250,000	$1,725	$—	$(34,053,136)	(34,051,411)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	17,250,000	$1,725	$23,275	$(1,519)	$23,481

Sale of 9,800,000 Private Placement Warrants	—	—	—	—	686,000	—	686,000

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(709,275)	(53,037,984)	(53,747,259)

Net loss	—	—	—	—	—	(11,644,456)	(11,644,456)

Balance — March 31, 2021 (unaudited)	—	—	17,250,000	1,725	—	(64,683,959)	(64,682,234)

Net income	—	—	—	—	—	3,617,812	3,617,812

Balance — June 30, 2021 (unaudited)	—	$—	17,250,000	$1,725	$—	$(61,066,147)	$(61,064,422)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$12,640,284	$(8,026,644)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(1,467,945)	(32,607)
Change in fair value of warrant liabilities	(16,992,000)	(864,000)
Change in fair value of convertible note, net – related party	(252,364)	—
Transaction costs allocated to warrant liabilities	—	1,001,129
Initial classification of FPA liability	—	9,902,957
Change in fair value of FPA liability	4,669,749	(3,046,211)
Changes in operating assets and liabilities:
Prepaid expenses	245,739	(528,049)
Income Taxes Payable	280,433	—
Accounts payable and accrued expenses	(134,040)	330,563
Net cash used in operating activities	(1,010,144)	(1,262,862)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(690,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	349,998	—
Net cash provided by (used in) investing activities	349,998	(690,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	677,300,000
Proceeds from sale of Private Placements Warrants	—	14,700,000
Proceeds from convertible note	700,000	—
Proceeds from promissory note – related party	—	300,000
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(624,388)
Net cash provided by financing activities	700,000	691,375,612

Net Change in Cash	39,854	112,750
Cash – Beginning of period	6,563	24,981
Cash – End of period	$46,417	$137,731

Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$17,000
Deferred underwriting fee payable	$—	$22,225,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 23, 2020 (inception) through June 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2022

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

JUNE 30, 2022

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $46,417 in its operating bank account and a working capital deficit of $4,367,846. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of June 30, 2022 and December 31, 2021, there were amounts of $2,700,000 and $2,000,000 outstanding under the Working Capital Loans, respectively.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

JUNE 30, 2022

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability, convertible promissory note and Forward Purchase Agreement (“FPA”). Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the majority of the assets held in the Trust Account were held in Treasury Bills, which are classified as held-to-maturity. The Company presents its investments in treasury securities on the balance sheet at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying condensed consolidated statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative liabilities were expensed as incurred in the statements of operations. Offering costs amounting to $34,565,259 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $1,001,129 of the offering costs was related to the derivative liabilities and charged to the statements of operations. Deferred offering Costs are classified as long-term as the obligation will be settled from funds in trust which are non-current assets.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 69,000,000 shares of Class A common stock subject to possible redemption at June 30, 2022 and December 31, 2021, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$690,000,000
Less:
Proceeds allocated to Public Warrants	(19,182,000)
Class A common stock issuance costs	(34,565,259)
Plus:
Accretion of carrying value to redemption value	53,747,259
Class A common stock subject to possible redemption at 12/31/21	690,000,000
Plus:
Accretion of carrying value to redemption value	1,055,412
Class A common stock subject to possible redemption at 06/30/22	$691,055,412

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires an annual effective tax rate to be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. Our effective tax rate was (2.53)% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (2.17)% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the FPA derivative liability, changes in fair value of convertible promissory note and the valuation allowance on the deferred tax assets.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except per share amounts):

	Three Months Ended
	June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$6,686,704	$1,671,676	$2,894,250	$723,562
Denominator:
Basic and diluted weighted average stock outstanding	69,000,000	17,250,000	69,000,000	17,250,000
Basic and diluted net income per common stock	$0.10	$0.10	$0.04	$0.04

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

	Six Months Ended
	June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$10,112,226	$2,528,057	$(6,421,315)	$(1,605,329)
Denominator:
Basic and diluted weighted average stock outstanding	69,000,000	17,250,000	64,950,000	16,237,500
Basic and diluted net income (loss) per common stock	$0.15	$0.15	$(0.10)	$(0.10)

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Derivative Liabilities – Warrants and Forward Purchase Agreement

The Company accounts for the Public Warrants (as defined in Note 3), Private Placement Warrants (Together, with the Public Warrants, the “Warrants”)(See Note 4) and FPA in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging,” under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and these liabilities are subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity's portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company's condensed financial statements.

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

Besides the above, the Company's management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

Administrative Support Agreement

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The Company agreed, commencing on the March 18, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative and support services. For the three months and six months ended June 30, 2022 , the Company incurred and paid $30,000 and $60,000, respectively. For the three months and six months ended June 30, 2021, the Company incurred and paid $40,000, respectively.

Forward Purchase Agreement

On March 18, 2021, the Company entered into a forward purchase agreement pursuant to which the forward purchase investors will agree to subscribe for an aggregate of up to 10,000,000 units, at a purchase price of $10.00 per unit, or up to $100,000,000 in the aggregate, in a private placement to close substantially concurrently with the closing of the Company’s initial business combination. The forward purchase investors will determine in their sole discretion the specific number of forward purchase units they will purchase, if any, pursuant to the forward purchase agreement. Each forward purchase unit will consist of one share of Class A common stock and one-fifth of one redeemable warrant. The terms of the forward purchase units will generally be identical to the terms of the units being issued in this offering.

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

Convertible Promissory Note

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On March 18, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced above, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000 (the “Convertible Promissory Note”). On February 15, 2022, the Company and the Sponsor further amended the Convertible Promissory Note to increase the aggregate principal amount of the Promissory Note from $2,000,000 to $3,000,000. The additional $1,000,000 in the Convertible Promissory Note is not convertible. As of June 30, 2022, the outstanding principal balance under the convertible portion of the Convertible Promissory Note amounted to an aggregate of $2,000,000, and the outstanding balance under the non-convertible portion amounted to an aggregate of $700,000. The note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan was accounted for using the fair value method. The fair value of the loan, including the conversion option, as of June 30, 2022, was $2,382,292, which resulted in a change in fair value of the Convertible Promissory Note of $112,747 recorded in the condensed consolidated statement of operations for the three months ended June 30, 2022 (see Note 9). At December 31, 2021, there was $2,000,000 of borrowings under the Convertible Promissory Note. The fair value of the loan as of December 31, 2021, was $1,934,656.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 69,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of June 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

At June 30, 2022 and December 31, 2021, there were 9,800,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

At June 30, 2022, assets held in the Trust Account were comprised of $5,349 in cash and $691,261,497 in U.S. Treasury securities. During the six months ended June 30, 2022, the Company withdrew $349,998 of interest income from the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $4,728 in cash and $690,144,171 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at June 30, 2022 and December 31, 2021, are as follows:

				Gross
				Holding
	Held-To-Maturity	Level	Amortized Cost	Gain (loss)	Fair Value
June 30, 2022	U.S. Treasury Securities (Mature on 10/04/22)	1	$691,261,497	$(720,543)	$690,540,954

December 31, 2021	U.S. Treasury Securities (Mature on 01/11/22)	1	$690,144,171	$6,829	$690,151,000

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Liabilities:
Derivative Liability – Public Warrants	1	$1,794,000	$11,730,000
Derivative Liability – Private Placement Warrants	2	$1,274,000	$8,330,000
Convertible Note – related party	3	$2,382,292	$1,934,656
Forward Purchase Agreement	3	$4,669,749	$—

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

For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. There were no transfers between level 1, 2 or 3 at June 30, 2022.The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $18,906,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and six months ended June 30, 2021 was $13,426,000.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

The following table presents the changes in the fair value of the Level 3 Forward Purchase Agreement as of June 30, 2021:

	Private
	Placement	Public
Fair value as of January 1, 2021	$—	$—
Initial measurement on March 23, 2021 (Initial Public Offering)	14,014,000	19,182,000
Transfers to Level 1	—	(18,906,000)
Transfers to Level 2	(13,426,000)	—
Change in fair value	(588,000)	(276,000)
Fair value as of June 30, 2021	$—	$—

At June 30, 2022, the Convertible Promissory Note was valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Convertible Promissory Note is the expected volatility of the common stock, which underlines the price of warrants into which the Convertible Promissory Note may be converted into. This liability is subject to re-measurement at each balance sheet date and loan withdrawal date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the loan as of June 30, 2022, was $2,382,292.00, which resulted in a change in fair value of the Convertible Promissory Note of $112,747.00 recorded in the condensed consolidated statement of operations for the three months ended June 30, 2022. The fair value of the loan as of December 31, 2021, was $1,934,656.

The following table presents the quantitative information regarding Level 3 fair value measurements for the Convertible Promissory Notes:

	June 30,	December 31,
Input:	2022	2021
Risk-free interest rate	2.53%	0.06%
Expected term (years)	0.59	0.16
Expected volatility	51.0%	69.80%
Exercise price	$1.50	$1.50
Fair value of Units	$0.13	$0.17

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes as of June 30, 2022:

Total
Fair value as of January 1, 2021	$1,934,656
Proceeds received through convertible note – related party	650,000
Change in fair value	(365,111)
Fair value as of March 31, 2022	$2,219,545
Proceeds received through convertible note – related party	50,000
Change in fair value	112,747
Fair value as of June 30, 2022	$2,382,292

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months and six months ended June 30, 2022 for the Convertible Promissory Notes.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

At June 30, 2022, the Forward Purchase Agreement was valued using a Black-Scholes simulation model, which is considered to be a Level 3 fair value measurement. The model’s primary unobservable inputs utilized in determining the fair value of the Forward Purchase Shares, used the expected redemption of the common stock. The expected redemption percentage as of June 30, 2022 was 70%, derived from observable market data on pricing for comparable ‘blank-check’ companies of similar size. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Forward Purchase Agreement as of June 30, 2022, was $4,669,749, which resulted in a change in fair value of the Forward Purchase Agreement of $1,230,430 recorded in the condensed consolidated statement of operations for the three months ended June 30, 2022.

The following table presents the quantitative information regarding Level 3 fair value measurements for the Forward Purchase Agreement:

June 30,
Input:	2022
Risk-free interest rate	2.56%
Expected term (years)	0.59
Expected volatility	5.1%
Exercise price	$10.00
Fair value of Units	$9.77
Redemption Proceeds Estimate	70%

The following table presents the changes in the fair value of the Level 3 Forward Purchase Agreement as of June 30, 2022:

Total
Fair value as of January 1, 2021	$—
Change in fair value	4,669,749
Fair value as of June 30, 2022	$4,669,749

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

On August 9, 2022, the Company and the Sponsor further amended the Convertible Promissory Note to increase the aggregate principal amount of the Convertible Promissory Note from $3,000,000 to $4,000,000. As of June 30, 2022, the Company has borrowed $2,700,000 on the note. All other terms of the Convertible Promissory Note remain in full force and effect.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 23, 2020 (inception) through June 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of $ $8,358,380, which consists of a change in fair value of derivative liabilities of $6,844,000, change in the fair value of the FPA of $1,230,4305 and interest earned on marketable securities held in the Trust Account of $1,090,322, offset by operating costs of $476,963, provision for income taxes of $216,662 and change in fair value of the convertible note-related party of $112,747.

For the six months ended June 30, 2022, we had a net income of $12,640,284, which consists of a change in fair value of derivative liabilities of $16,992,000, change in fair value of the convertible note-related party of $252,364 and interest earned on marketable securities held in the Trust Account of $1,467,945, offset by operating costs of $1,121,843, provision for income taxes of $280,433 and change in the fair value loss of the FPA of $4,669,749.

For the three months ended June 30, 2021, we had a net income of $3,617,812, which consisted of interest earned on marketable securities held in the Trust Account of $32,556, a change in fair value of warrant liabilities of $1,394,000, change in the fair value of FPA of $3,195,434, offset by operating and formation costs of $1,004,178.

For the six months ended June 30, 2021, we had a net loss of $8,026,644 which consisted of operating and formation costs of $1,065,376 and initial classification of FPA liability $9,902,957 and transaction costs incurred in connection with warrant liabilities $1,001,129, offset by change in fair value of warrant liabilities of $864,000, change in the fair value of FPA of $3,046,211 and interest earned on marketable securities held in the Trust Account of $ 32,607.

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

For the six months ended June 30, 2022, cash used in operating activities was $1,010,144. Net income of $12,640,284 was affected by change in fair value of derivative liabilities of $16,992,000, change in fair value of the convertible note-related party of $252,364 and interest earned on marketable securities held in the Trust Account of $1,467,945 and change in the fair value loss of the FPA of $4,669,749. Changes in operating assets and liabilities provided $320,290 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,262,862. Net loss of $8,026,644 was affected by interest expense on marketable securities held in the Trust Account of $32,607, change in the fair value of the FPA of $3,046,211, change in fair value of warrant liabilities of $864,000, offset by initial classification of FPA liability of $9,902,957, and transaction costs allocated to warrant liabilities of $1,001,129. Changes in operating assets and liabilities used $197,486 of cash for operating activities.

As of June 30, 2022, we had marketable securities held in the Trust Account of $691,266,846 (including approximately $1,266,847 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, the Company withdraw $349,998 of interest income from the Trust Account to pay franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash of $46,417. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We are party to a loan agreement with our sponsor pursuant to which we may borrow up to $3,000,000 in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. Our sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the option of the lender. The warrants would be identical to the private placement warrants. On February 15, 2022, the Company and our sponsor amended the Convertible Promissory Note to increase the aggregate principal amount of the Convertible Promissory Note from $2,000,000 to $3,000,000. All other terms of the Convertible Promissory Note remain in full force and effect. During the three months and six months ended June 30, 2022, the Company drew down an additional $50,000 and $700,000, respectively, under the Convertible Promissory Note for total borrowings under the note of $2,700,000 as of June 30, 2022.

We believe we will need to raise additional funds in order to meet the expenditures required for operating our business, The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Going Concern

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company's condensed financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, due to the accounting for the Company’s amended FPA, our disclosure controls and procedures were not effective as of June 30, 2022, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our current and historic financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, as management has identified a material weakness in our internal control over financial reporting with respect to the classification of the company’s FPA as components of equity instead of as liabilities, the Company is addressing this material weakness by enhancing its processes to identify and appropriately applying applicable accounting requirements to better evaluate its research and understanding of the nuances of the complex accounting standards that apply to its financial statements. The Company’s current plans include providing enhanced access to accounting literature, research materials and documents and increased communication among its personnel and third-party professionals with whom it consults regarding complex accounting applications. The Company has also retained the services of a valuation expert to assist in valuation analysis of the FPA on a quarterly basis.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None

Item 1A.Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the following:

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

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

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LONGVIEW ACQUISITION CORP. II

Date: August 12, 2022	By:	/s/ John Rodin
	Name:	John Rodin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Mark Horowitz
	Name:	Mark Horowitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)