Form 10-Q
period 2022-09-30
Longview Acquisition Corp. II
filed 2022-11-14
CIK 1832300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 11, 2022, there were 69,000,000 shares of Class A common stock, $0.0001 par value and 17,250,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LONGVIEW ACQUISITION CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I - FINANCIAL INFORMATION

Item 1.Interim Condensed Consolidated Financial Statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$80,146	$6,563
Prepaid expenses	261,182	663,130
Total Current Assets	341,328	669,693

Investments held in Trust Account	693,257,602	690,148,899
TOTAL ASSETS	$693,598,930	$690,818,592

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,310,315	$2,235,219
Income taxes payable	341,051	—
Promissory note – related party	$1,526,762	—
Convertible note, net – related party	$1,796,337	1,934,656
Total Current Liabilities	4,974,465	4,169,875

Derivative liabilities - Warrants	1,652,000	20,060,000
Derivative Liability - FPA	4,932,441	—
Deferred underwriting fee payable	22,225,000	22,225,000
Total Liabilities	33,783,906	46,454,875

Commitments and Contingencies

Class A common stock subject to possible redemption 69,000,000 shares at approximately $10.04 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	692,908,596	690,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2022, and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no shares issued and outstanding (excluding 69,000,000 shares subject to possible redemption) at September 30, 2022, and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 25,000,000 shares authorized; 17,250,000 shares issued and outstanding at September 30, 2022, and December 31, 2021	1,725	1,725
Additional paid-in capital	—	—
Accumulated deficit	(33,095,297)	(45,638,008)
Total Stockholders’ Deficit	(33,093,572)	(45,636,283)
TOTAL LIABILITIES, CLASS A COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ DEFICIT	$693,598,930	$690,818,592

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating and formation costs	$302,617	$3,192,131	$1,424,460	$4,257,507
Loss from operations	(302,617)	(3,192,131)	(1,424,460)	(4,257,507)

Other income:
Change in fair value of warrant liabilities	1,416,000	1,888,000	18,408,000	2,752,000
Change in fair value of FPA liability	(262,692)	(3,046,211)	(4,932,441)	9,902,957
Change in fair value of convertible note, net – related party	59,193	8,391	311,557	8,391
Initial classification of FPA liability	—	9,902,957	—	(9,902,957)
Transaction costs allocated to warrant liabilities	—	—	—	(1,001,129)
Interest earned on investments held Trust Account	2,393,757	71,143	3,861,702	103,750
Total other income, net	3,606,258	8,824,280	17,648,818	1,863,012

Income (loss) before provision for income taxes	3,303,641	5,632,149	16,224,358	(2,394,495)
Provision for income taxes	(492,618)	—	(773,051)	—
Net income (loss)	$2,811,023	$5,632,149	$15,451,307	$(2,394,495)

Weighted average shares outstanding, Class A common stock	69,000,000	69,000,000	69,000,000	48,452,602

Basic and diluted net income (loss) per share, Class A common stock	$0.03	$0.07	$0.18	$(0.04)

Weighted average shares outstanding, Class B common stock	17,250,000	17,250,000	17,250,000	16,579,963

Basic and diluted net income (loss) per share, Class B common stock	$0.03	$0.07	$0.18	$(0.04)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	—	$—	17,250,000	$1,725	$—	$(45,638,008)	$(45,636,283)

Net income	—	—	—	—	—	4,281,904	4,281,904

Balance — March 31, 2022 (unaudited)	—	—	17,250,000	1,725	—	(41,356,104)	(41,354,379)

Accretion for Class A common stock subject to possible redemption	—	—	—	—	—	(1,055,412)	(1,055,412)

Net income	—	—	—	—	—	8,358,380	8,358,380

Balance — June 30, 2022 (unaudited)	—	—	17,250,000	1,725	—	(34,053,136)	(34,051,411)

Accretion for Class A common stock subject to possible redemption	—	—	—	—	—	(1,853,184)	(1,853,184)

Net income	—	—	—	—	—	2,811,023	2,811,023

Balance — September 30, 2022 (unaudited)	—	$—	17,250,000	$1,725	$—	$(33,095,297)	$(33,093,572)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	17,250,000	$1,725	$23,275	$(1,519)	$23,481

Sale of 9,800,000 Private Placement Warrants	—	—	—	—	686,000	—	686,000

Accretion for Class A common stock subject to redemption amount	—	—	—	—	(709,275)	(53,037,984)	(53,747,259)

Net loss	—	—	—	—	—	(11,644,456)	(11,644,456)

Balance — March 31, 2021	—	—	17,250,000	$1,725	—	(64,683,959)	(64,682,234)

Net income	—	—	—	—	—	3,617,812	3,617,812

Balance — June 30, 2021 (unaudited)	—	—	17,250,000	1,725	—	(61,066,147)	(61,064,422)

Net income	—	—	—	—	—	5,632,149	5,632,149

Balance — September 30, 2021 (unaudited)	—	$—	17,250,000	$1,725	$—	$(55,433,998)	$(55,432,273)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$15,451,307	$(2,394,495)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investment held in Trust Account	(3,861,702)	(103,750)
Change in fair value of warrant liabilities	(18,408,000)	(2,752,000)
Change in fair value of convertible note, net – related party	(311,557)	(8,391)
Transaction costs allocated to warrant liabilities	—	1,001,129
Initial classification of FPA liability	—	(9,902,957)
Change in fair value of FPA liability	4,932,441	9,902,957
Changes in operating assets and liabilities:
Prepaid expenses	401,948	(442,231)
Income taxes payable	341,051	—
Accounts payable and accrued expenses	(924,904)	1,688,572
Net cash used in operating activities	(2,379,416)	(3,011,166)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(690,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	752,999	—
Net cash provided by (used in) investing activities	752,999	(690,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	677,300,000
Proceeds from sale of Private Placements Warrants	—	14,700,000
Proceeds from convertible note	—	1,750,000
Proceeds from promissory note – related party	1,700,000	300,000
Repayment of promissory note – related party	—	(300,000)
Payment of offering costs	—	(641,388)
Net cash provided by financing activities	1,700,000	693,108,612

Net Change in Cash	73,583	97,446
Cash – Beginning of period	6,563	24,981
Cash – End of period	$80,146	$122,427

Non-Cash Investing and Financing Activities:
Deferred underwriting fee payable	$—	$22,225,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company has a wholly owned subsidiary, HF Halo Merger Sub, Inc., which was incorporated in the state of Delaware on July 14, 2021.

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 23, 2020 (inception) through September 30, 2022, relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2022

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

SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $80,146 in its operating bank account and a working capital deficit of $4,982,143. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined below) (see Note 5). As of September 30, 2022 and December 31, 2021, there were amounts of $3,700,000 and $2,000,000 outstanding under the Working Capital Loans, respectively.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company intends to pursue the objective of completing a Business Combination by March 23, 2023, or by the approved extension date. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 23, 2023, to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 23, 2023, or by the approved extension date.

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K filed with SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

SEPTEMBER 30, 2022

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

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed consolidated financial statements is the determination of the fair value of the warrant liability, convertible promissory note and Forward Purchase Agreement (“FPA”). Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents at September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the majority of the assets held in the Trust Account were held in Treasury Bills, which are classified as held to maturity. The Company presents its investments in treasury securities on the condensed balance sheets at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company presents its investments in money market funds on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in interest income in the accompanying condensed consolidated statements of operations. The estimated fair value of investments held in the Trust Account is determined using available market information.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to derivative liabilities were expensed as incurred in the condensed consolidated statements of operations. Offering costs amounting to $34,565,259 were charged to stockholders’ equity upon the completion of the Initial Public Offering, and $1,001,129 of the offering costs was related to the derivative liabilities and charged to the condensed consolidated statements of operations. Deferred offering Costs are classified as long term, as the obligation will be settled from funds in trust which are non-current assets.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, the 69,000,000 shares of Class A common stock subject to possible redemption at September 30, 2022 and December 31, 2021, are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed consolidated balance sheets is reconciled in the following table:

Gross proceeds	$690,000,000
Less:
Proceeds allocated to Public Warrants	(19,182,000)
Class A common stock issuance costs	(34,565,259)
Plus:
Accretion of carrying value to redemption value	53,747,259
Value of Class A common stock subject to possible redemption at December 31, 2021	690,000,000
Plus:
Accretion of carrying value to redemption value	2,908,596
Value of Class A common stock subject to possible redemption at September 30, 2022	$692,908,596

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it.

ASC 740-270-25-2 requires an annual effective tax rate to be determined and such annual effective rate applied to year to date income in interim periods under ASC 740-270-30-5. The Company’s effective tax rate was 14.91% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 4.76% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liability, changes in fair value in the FPA derivative liability, changes in fair value of convertible promissory note and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company has been subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share and per share amounts):

	Three Months Ended
	September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock
Numerator:
Allocation of net income, as adjusted	$2,248,818	$562,205	$4,505,719	$1,126,430
Denominator:
Basic and diluted weighted average stock outstanding	69,000,000	17,250,000	69,000,000	17,250,000
Basic and diluted net income per common stock	$0.03	$0.03	$0.07	$0.07

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$12,361,046	$3,090,262	$(1,784,018)	$(610,477)
Denominator:
Basic and diluted weighted average stock outstanding	69,000,000	17,250,000	48,452,602	16,579,963
Basic and diluted net income (loss) per common stock	$0.18	$0.18	$(0.04)	$(0.04)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such account.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for derivative liabilities and convertible notes (see Note 9).

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, “Derivatives and Hedging” (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. The Company evaluates the change based on the conversion price at the current market value. When recognized, changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed consolidated statements of operations (see Note 5).

Derivative Liabilities – Warrants and Forward Purchase Agreement

The Company accounts for the Public Warrants (as defined in Note 3), Private Placement Warrants (together, with the Public Warrants, the “Warrants”) (see Note 4) and FPA in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging,” under which the Warrants and FPA do not meet the criteria for equity treatment and must be recorded as liabilities. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and these liabilities are subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

In September 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”), to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

Besides the above, the Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Administrative Support Agreement

The Company agreed, commencing on the March 18, 2021, through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of the Sponsor a total of $10,000 per month for office space, utilities and administrative and support services. For the three months and nine months ended September 30, 2022 , the Company incurred and paid $30,000 and $90,000, respectively. For the three months and nine months ended September 30, 2021, the Company incurred and paid $30,000 and $70,000, respectively, in such fees.

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

On July 15, 2021, the Company amended the FPA. The amended agreement provides that the Company shall issue and sell Forward Purchase Shares (“FPS”). Each of the FPS will be sold for $10.00. The Forward Purchase Share amounts as defined in the amended agreement will be based on redemption proceeds and the per share consideration associated with the Class A shares of the Company prior to the Business Combination (subject to certain adjustments and limitations). The closing of the sale of the Forward Purchase Shares (the “FPS Closing”) shall be held on the same date and immediately prior to the Business Combination Closing (such date being referred to as the “Closing Date”). At the FPS Closing, the Company shall provide instructions to the escrow agent holding the FPS purchase price to release the funds in the escrow account to the Company and will issue to each Purchaser the number of Forward Purchase Shares as set forth in the notice of Forward Purchase Share amounts which are contingent on the amount of shares redeemed on the Closing Date. The FPA does not meet the criteria for equity treatment and must be recorded as a liability as the FPS to be purchased have a variable settlement to be determined by an occurrence or non-occurrence of a specific future event.

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

On March 18, 2021, the Company entered into a convertible promissory note under the Working Capital Loans, referenced above, with the Sponsor pursuant to which the Sponsor agreed to loan the Company up to an aggregate principal amount of $2,000,000 (the “Convertible Promissory Note”). On February 15, 2022, the Company and the Sponsor amended the Convertible Promissory Note to increase the aggregate principal amount of the Promissory Note from $2,000,000 to $3,000,000. On August 9, 2022, the Company and the Sponsor further amended the Convertible Promissory Note to increase the aggregate principal amount of the Convertible Promissory Note from $3,000,000 to $4,000,000. All other terms of the Convertible Promissory Note remain in full force and effect. As of September 30, 2022, the outstanding principal balance under the convertible portion of the Convertible Promissory Note amounted to an aggregate of $2,000,000, and the outstanding principal balance under the non-convertible portion amounted to an aggregate of $1,700,000. The note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan was accounted for using the fair value method. The fair valued convertible portion of the note is $1,796,337. The fair valued non-convertible portion of the note is $1,526,762. The total fair value of the loan, including the conversion option, as of September 30, 2022, was $3,323,099, which resulted in a change in fair value of the Convertible Note stated on statement Note of $59,193 and $311,557 recorded in the condensed consolidated statements of operations for the three months and nine months ended September 30, 2022, respectively (see Note 9). At December 31, 2021, there was $2,000,000 of borrowings under the Convertible Promissory Note. The fair value of the loan as of December 31, 2021, was $1,934,656. The Company has reflected the convertible and non-convertible portions of note separately on the condensed consolidated balance sheets.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding, excluding 69,000,000 shares of Class A common stock subject to possible redemption which are accounted for as temporary equity.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

Class B Common Stock — The Company is authorized to issue 25,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 17,250,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANTS

Warrants — As of September 30, 2022 and December 31, 2021, there were 13,800,000 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement registering the issuance under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants. The Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days following the closing of a Business Combination and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, there were 9,800,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions, and will be entitled to certain registration rights (see Note 6). Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees (except for a number of shares of Class A common stock as described above under Redemption of warrants when the price per share of Class A common stock equals or exceeds $10.00). If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9. FAIR VALUE MEASUREMENTS

The Company classifies its U.S. Treasury and equivalent securities as held to maturity in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

At September 30, 2022, assets held in the Trust Account were comprised of $4,645 in cash and $693,252,957 in U.S. Treasury securities. During the nine months ended September 30, 2022, the Company withdrew $752,999 of interest income from the Trust Account to pay franchise and income taxes.

At December 31, 2021, assets held in the Trust Account were comprised of $4,728 in cash and $690,144,171 in U.S. Treasury securities. During the year ended December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at September 30, 2022 and December 31, 2021, are as follows:

				Gross
				Holding
	Held-To-Maturity Securities	Level	Amortized Cost	Gain (loss)	Fair Value
September 30, 2022	U.S. Treasury Securities (Mature on 10/04/22)	1	$693,252,957	$62,442	$693,315,399

December 31, 2021	U.S. Treasury Securities (Mature on 01/11/22)	1	$690,144,171	$6,829	$690,151,000

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2022	2021
Liabilities:
Derivative Liability – Public Warrants	1	$966,000	$11,730,000
Derivative Liability – Private Placement Warrants	2	$686,000	$8,330,000
Convertible Note – related party	3	$1,796,337	$1,934,656
Promissory Note – related party	3	$1,526,762	$—
Forward Purchase Agreement	3	$4,932,441	$—

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

For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units was classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market. There were no transfers between Levels 1, 2 and 3 at September 30, 2022. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and nine months ended September 30, 2021 was $18,906,000. The estimated fair value of the Private Placement Warrants transferred from a Level 3 measurement to a Level 2 fair value measurement during the three and nine months ended September 30, 2021 was $18,906,000.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

The following table presents the changes in the fair value of the Level 3 Forward Purchase Agreement as of September 30, 2021:

	Private
	Placement	Public
Fair value as of January 1, 2021	$—	$—
Initial measurement on March 23, 2021 (Initial Public Offering)	14,014,000	19,182,000
Transfers to Level 1	—	(18,906,000)
Transfers to Level 2	(13,426,000)	—
Change in fair value	(588,000)	(276,000)
Fair value as of September 30, 2021	$—	$—

At September 30, 2022, the Convertible Promissory Note was valued using a Monte Carlo simulation model, which is considered to be a Level 3 fair value measurement. The Monte Carlo simulation model’s primary unobservable input utilized in determining the fair value of the Convertible Promissory Note is the expected volatility of the common stock, which underlines the price of warrants into which the Convertible Promissory Note may be converted into. This liability is subject to re-measurement at each balance sheet date and loan withdrawal date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The fair value of the loan as of September 30, 2022, was $1,623,099, which resulted in a change in fair value of the Convertible Promissory Note of $59,193 and $311,557 recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022. The fair value of the loan as of December 31, 2021, was $1,934,656.

The following table presents the quantitative information regarding Level 3 fair value measurements for the Convertible Promissory Note:

	September 30,	December 31,
Input:	2022	2021
Risk-free interest rate	3.71%	0.06%
Expected term (years)	0.44	0.16
Expected volatility	44.30%	69.80%
Exercise price	$1.50	$1.50
Fair value of Units	$0.07	$0.17

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note as of September 30, 2022:

Total
Fair value as of January 1, 2022	$1,934,656
Change in fair value	(311,557)
Fair value as of September 30, 2022	$1,623,099

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months and nine months ended September 30, 2022 for the Convertible Promissory Note.

LONGVIEW ACQUISITION CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(UNAUDITED)

At September 30, 2022, the Forward Purchase Agreement was valued using a Black-Scholes simulation model, which is considered to be a Level 3 fair value measurement. The model’s primary unobservable inputs utilized in determining the fair value of the Forward Purchase Shares, used the expected redemption of the common stock. The expected redemption percentage as of September 30, 2022 was 70%, derived from observable market data on pricing for comparable ‘blank-check’ companies of similar size. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the condensed consolidated statements of operations. The fair value of the Forward Purchase Agreement as of September 30, 2022, was $4,932,441, which resulted in a change in fair value of the Forward Purchase Agreement liability of $262,692 recorded in the condensed consolidated statement of operations for the three months ended September 30, 2022.

The following table presents the quantitative information regarding Level 3 fair value measurements for the Forward Purchase Agreement:

September 30,
Input:	2022
Risk-free interest rate	3.78%
Expected term (years)	0.44
Expected volatility	4.7%
Exercise price	$10.00
Fair value of Units	$9.82
Redemption proceeds estimate	70%

The following table presents the changes in the fair value of the Level 3 Forward Purchase Agreement as of September 30, 2022:

Total
Fair value as of January 1, 2021	$—
Change in fair value	4,932,441
Fair value as of September 30, 2022	$4,932,441

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1934, as amended and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on October 23, 2020, for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We intend to effectuate our Business Combination using cash from the proceeds of the Company’s initial public offering (the “Initial Public Offering”) of 69,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”) and the sale of 9,800,000 warrants (the “Private Placement Warrants”), our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from October 23, 2020 (inception) through September 30, 2022, were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account holding certain of the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net income of $2,811,023, which consisted of a change in fair value of derivative liabilities of $1,416,000, change in fair value of the convertible note, net-related party of $59,193 and interest earned on marketable securities held in the Trust Account of $2,393,757, offset by operating costs of $302,617, change in the fair value of the Forward Purchase Agreement (“FPA”) of $262,692 and provision for income taxes of $492,618.

For the nine months ended September 30, 2022, we had a net income of $15,451,307, which consisted of a change in fair value of derivative liabilities of $18,408,000, change in fair value of the convertible note, net-related party of $311,557 and interest earned on marketable securities held in the Trust Account of $3,861,702, offset by operating costs of $1,424,460, change in the fair value loss of the FPA of $4,932,441 and provision for income taxes of $773,051.

For the three months ended September 30, 2021, we had a net income of $5,632,149, which consisted of interest earned on marketable securities held in the Trust Account of $71,143, a change in fair value of warrant liabilities of $1,888,000, initial classification of FPA liability of $9,902,957 and change in fair value of convertible note, net – related party of $8,391, offset by change in the fair value of FPA liability of $3,046,211 and operating and formation costs of $3,192,131

For the nine months ended September 30, 2021, we had a net loss of $2,394,495 which consisted of initial classification of FPA liability of $9,902,957, transaction costs allocated to warrant liabilities of $1,001,129, and operating and formation costs of $4,257,507, offset by change in the fair value of FPA liability of $9,902,957, change in fair value of warrant liabilities of $2,752,000 and change in fair value of convertible note, net – related party of $8,391.

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

For the nine months ended September 30, 2022, cash used in operating activities was $2,379,416. Net income of $15,451,307 was affected by change in fair value of derivative liabilities of $18,408,000, change in fair value of the convertible note, net-related party of $311,557, interest earned on marketable securities held in the Trust Account of $3,861,702 and change in the fair value loss of the FPA of $4,932,441. Changes in operating assets and liabilities used $181,905 of cash in operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $3,011,166. Net loss of $2,394,495 was affected by interest expense on marketable securities held in the Trust Account of $103,750, initial classification of FPA liability of $9,902,957, change in fair value of warrant liabilities of $2,752,000, change in fair value of convertible note, net – related party of $8,391 offset by transaction costs allocated to warrant liabilities of $1,001,129 and change in fair value of FPA liability of $9,902,957. Changes in operating assets and liabilities used $1,246,341 of cash for operating activities.

As of September 30, 2022, we had marketable securities held in the Trust Account of $693,257,602 (including approximately $3,257,603 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, the Company withdraw $752,999 of interest income from the Trust Account to pay franchise and income taxes. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash of $80,146. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We are party to a loan agreement with our sponsor pursuant to which we may borrow up to $4,000,000 in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination. Our sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us additional funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants, at the option of the lender. The warrants would be identical to the private placement warrants. On February 15, 2022, the Company and our Sponsor amended the Sponsor’s loan to the Company of up to an aggregate principal amount of $2,000,000 (the “Convertible Promissory Note”) to increase the aggregate principal amount of the Convertible Promissory Note from $2,000,000 to $3,000,000. On August 9, 2022, the Company and the Sponsor further amended the Convertible Promissory Note to increase the aggregate principal amount of the Convertible Promissory Note from $3,000,000 to $4,000,000. All other terms of the Convertible Promissory Note remain in full force and effect. During the three months and nine months ended September 30, 2022, the Company drew down an additional $1,000,000 and $1,700,000, respectively, under the Convertible Promissory Note for total principal borrowings under the note of $3,700,000 as of September 30, 2022, of which $1,700,000 are non-convertible.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Convertible Promissory Note

The Company accounts for its convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for its convertible promissory note. Using the fair value option, the convertible promissory note is to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. The Company evaluates the change based on the conversion price at the current market value. When recognized, changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

Derivative Liabilities – Warrants and Forward Purchase Agreement

The Company accounts for the Warrants and FPA in accordance with the guidance contained in ASC 815-40, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value on the grant date and these liabilities are subject to re-measurement at each balance sheets date until exercised, and any change in fair value is recognized in the statements of operations. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Recent Accounting Standards

In September 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 also requires additional disclosures regarding significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The Company expects to adopt the provisions of this guidance on January 1, 2023. The adoption is not expected to have a material impact on the Company’s condensed financial statements.

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. We are currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. We have not adopted this guidance as of September 30, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, due to the accounting for the Company’s amended FPA, our disclosure controls and procedures were not effective as of September 30, 2022, and that the foregoing arose as a result of a material weakness in the Company’s internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our current and historic financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

LONGVIEW ACQUISITION CORP. II

Date: November 14, 2022	By:	/s/ John Rodin
	Name:	John Rodin
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Mark Horowitz
	Name:	Mark Horowitz
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)